Form 10-Q
period 1996-03-31
MULTICARE COMPANIES INC
filed 1996-05-13
CIK 890925

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

      X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----------  Exchange Act of 1934

             For the quarterly period ended March 31, 1996

 ---------- Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from _____________ to _____________

                         Commission File No. 34-22090

                           THE MULTICARE COMPANIES, INC.
              (Exact name of Registrant as specified in its Charter)

             Delaware                                  22-3152527
             --------                                  ----------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification #)

       411 Hackensack Avenue
       Hackensack, New Jersey                           07601
       ---------------------                            -----
Address of principal executive offices                 Zip Code

      Registrant's telephone number, including area code (201) 488-8818
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X        No
                         -----------     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at May 3, 1996
- ---------------------------------              ---------------------------------
  Common Stock ($.01 Par Value)                       17,688,012 shares

                       THE MULTICARE COMPANIES, INC.

                                   Index
                                   -----
                                                                      Page
                                                                      ----
Part I.    Financial Information

           Consolidated Balance Sheets
           December 31, 1995 and March 31, 1996                         2

           Consolidated Statements of Operations
           Three months ended March 31, 1995 and 1996                   3

           Consolidated Statements of Cash Flows
           Three months ended March 31, 1995 and 1996                   4

           Notes to Consolidated Financial Statements                   5-6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7-8

Part II.   Other Information                                            9

           Signatures                                                   10

                      THE MULTICARE COMPANIES, INC.
                             AND SUBSIDIARIES

                       Consolidated Balance Sheets

                    (In thousands, except share data)

                                                                           December 31,      March 31,
                                                                               1995             1996
                                                                               ----             ----
                                 Assets                                                      (Unaudited)
                                 ------
Current assets:
      Cash and cash equivalents                                       $        3,921           3,139
      Marketable securities                                                      210              52
      Accounts receivable, net                                                86,168          98,773
      Prepaid expenses and other current assets                                7,971          14,059
      Deferred taxes                                                           3,353           3,475
                                                                             -------         -------
                  Total current assets                                       101,623         119,498
                                                                             -------         -------

Property, plant and equipment, net                                           286,767         370,630

Goodwill, net                                                                 59,610         115,686
Debt issuance costs, net                                                       4,738           5,319
Other assets                                                                  18,220          19,383
                                                                             -------         -------
                                                                      $      470,958         630,516
                                                                             =======         =======

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
      Accounts payable                                                        13,619          14,849
      Accrued liabilities                                                     30,850          38,741
      Current portion of long-term debt and
           capitalized lease obligations                                       1,612           1,878
                                                                             -------         -------
                  Total current liabilities                                   46,081          55,468
                                                                             -------         -------

Long-term debt and capitalized lease obligations                             281,470         408,842
Deferred taxes                                                                24,200          42,336
Contingent stock purchase commitment                                           5,312           5,312

Stockholders' equity:
      Preferred stock, par value $.01, 3,000,000 shares authorized,
      none issued                                                                ---             ---
      Common stock, par value $.01, 30,000,000 shares authorized;
      17,680,932 and 17,682,648 issued and outstanding in 1995 and
      1996, respectively                                                         177             177
      Additional paid-in-capital                                              75,419          75,366
      Retained earnings                                                       38,299          43,015
                                                                             -------         -------
                  Total stockholders' equity                                 113,895         118,558
                                                                             -------         -------
                                                                      $      470,958         630,516
                                                                             =======         =======



See accompanying notes to consolidated financial statements.

                        THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                     (In thousands, except per share data)

                                                                         Three months ended
                                                                              March 31,
                                                                              ---------

                                                                         1995           1996
                                                                         ----           ----
Net revenues                                                     $      81,700         120,057

Expenses:
     Operating expenses                                                 62,363          93,770
     Corporate, general and administrative                               3,943           6,155
     Depreciation and amortization                                       3,044           4,654
                                                                        ------          ------
           Total expenses                                               69,350         104,579
                                                                        ------          ------

           Income from operations                                       12,350          15,478

Other income (expense):
     Investment income                                                     111              81
     Interest expense                                                   (4,243)         (5,544)
                                                                        ------          ------
           Total other income (expense)                                 (4,132)         (5,463)
                                                                        ------          ------
           Income before income taxes and extraordinary item             8,218          10,015

Income tax expense                                                       3,124           3,818
                                                                        ------          ------
           Income before extraordinary item                              5,094           6,197
Extraordinary item - loss on extinguishment of debt,
        net of tax benefit                                                 ---           1,481
                                                                        ------          ------

           Net income                                            $       5,094           4,716
                                                                        ======          ======

Net income per share data:
     Income before extraordinary item per share                  $         .29             .35
                                                                           ===             ===

     Net income per share                                        $         .29             .27
                                                                           ===             ===

Weighted average number of shares outstanding                           17,669          17,682
                                                                        ======          ======



See accompanying notes to consolidated financial statements.

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                (In thousands)

                                                                             Three months ended
                                                                                  March 31,

                                                                              1995        1996
                                                                              ----        ----
Cash flows from operating activities:
               Net cash used in operating activities                        (2,109)     (2,434)
                                                                            ------      ------
Cash flows from investing activities:
      Net marketable securities sold                                       138,556         281
      Net marketable securities purchased                                 (178,638)       (123)
      Assets and operations acquired                                       (12,951)   (121,281)
      Capital expenditures                                                  (9,849)    (15,916)
      Other assets                                                            (612)      2,781
                                                                            ------      ------
               Net cash used in investing activities                       (63,494)   (134,258)
                                                                            ------      ------
Cash flows from financing activities:
      Proceeds from exercise of stock options                                  153          29
      Proceeds from long-term debt                                         152,492     164,800
      Payments of long-term debt and capitalized lease obligations         (75,689)    (26,987)
      Debt issuance costs                                                   (3,497)     (1,850)
      Other                                                                    ---         (82)
                                                                            ------     -------
               Net cash provided by financing activities                    73,459     135,910

               Increase (decrease) in cash and cash equivalents              7,856        (782)

Cash and cash equivalents at beginning of period                             8,009       3,921
                                                                            ------      ------
Cash and cash equivalents at end of period                          $       15,865       3,139
                                                                            ======      ======




See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued.

                                 March 31, 1996

                                   (Unaudited)

                        (In thousands, except share data)



(1)      Organization and Basis of Presentation
         --------------------------------------

         The Multicare Companies, Inc. and Subsidiaries (Multicare or the Company) own, operate and manage skilled nursing facilities which provide long-term care and specialty medical services in selected geographic regions within the eastern and midwestern United States. In addition, the Company operates institutional pharmacies, medical supply companies, outpatient rehabilitation centers and other ancillary healthcare businesses.

         The financial information as of March 31, 1996 and for the three months ended March 31, 1995 and 1996, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996 and the operating results and cash flows for the three months ended March 31, 1995 and 1996. Results for interim periods are not necessarily indicative of those to be expected for the year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         All significant intercompany transactions and accounts of the Company have been eliminated.

(2)      Commitments and Contingencies
         -----------------------------

         A significant portion of the Company's net revenues and accounts receivable are due from services reimbursable under the Medicaid and the Medicare programs. There are numerous healthcare reform proposals being considered on the federal and state levels. Although no reform legislation changes have been implemented, the current proposals for the Medicare program include a shift to a prospective payment system, a limit on interim payments for ancillary services, a reduction of reimbursement for capital costs, a continued freeze on routine cost limits, and salary equivalency limits for occupational and speech therapies. In addition, current Medicaid proposals being considered include the elimination of the Boren amendment and the establishment of state block grants. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

         The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company's financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued.

                                 March 31, 1996

                                   (Unaudited)

                        (In thousands, except share data)


(3)      Financing Obligations
         ---------------------

         In February 1996, the Company restructured its credit agreement with a group of banks led by The Chase Manhattan Bank, N.A. (Chase) to extend the amount of credit available from $200,000 to $300,000. In April 1996, the Company received a commitment from Chase to increase the amount of credit available to $350,000.

(4)      Acquisitions
         ------------

         In December 1995, the Company completed the acquisition of Glenmark Associates, Inc. (Glenmark). The Company acquired the outstanding capital stock of Glenmark for approximately $32,000 including transaction costs, repaid approximately $24,200 of debt, and assumed historical debt of approximately $24,700. Total goodwill approximated $25,600.

         In February 1996, the Company completed the acquisition of Concord Health Group, Inc. (Concord). The Company acquired the outstanding capital stock and warrants of Concord for approximately $75,000 including transaction costs, repaid approximately $41,000 of debt, and assumed historical debt of approximately $4,000. Total goodwill approximated $55,000.

         The following unaudited pro forma financial information gives effect to the acquisitions of Glenmark and Concord as if such transactions occurred on January 1, 1995:

                                          Pro forma            Pro forma
                                      three months ended    three months ended
                                       March 31, 1995        March 31, 1996
                                       --------------        --------------
           Net revenues                    $ 106,107            128,420
           Income before
             extraordinary item                4,795              6,127
           Net income                          4,795              4,646
           Income before extraordinary
             item per share                      .27                .35
           Net income per share                  .27                .26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company has experienced significant growth, primarily through acquisitions of long-term care facilities and ancillary businesses and increased utilization of specialty medical services. It is the Company's strategy to expand through construction and development of new facilities and selective acquisitions with geographically concentrated operations. Summarized below are the recent significant acquisitions completed in 1995 and 1996:

                  In December 1995, the Company acquired the outstanding capital stock of Glenmark Associates, Inc., a long-term care provider through 21 facilities and several ancillary businesses with approximately 1,700 beds, located mainly in West Virginia.

                  In February 1996, the Company acquired the outstanding capital stock of Concord Health Group, Inc., a long-term care provider through 15 long-term care facilities with approximately 2,600 beds and ancillary businesses in Pennsylvania.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Net Revenues. Net revenues increased to $120.1 million for the three months ended March 31, 1996 from $81.7 million for the comparable period in 1995, an increase of $38.4 million or 46.9%. Of this increase, $32.7 million was due to the inclusion of revenues for the recent acquisitions previously described. The balance principally represents higher payor rates and growth in specialty medical service revenues. Specialty medical services revenues increased to $45.3 million in the first quarter of 1996, compared to $30.9 million in the corresponding period in 1995. The Company's quality mix of private, Medicare and insurance revenues was 59% of revenues for the three months ended March 31, 1996 compared to 62% in the similar period of 1995.

Operating Expenses. Operating expenses increased to $93.8 million for the three months ended March 31, 1996 from $62.4 million for the comparable period in 1995, an increase of $31.4 million or 50.4%. Salaries, wages and benefits increased to $60.0 million for the three months ended March 31, 1996 from $39.3 million for the comparable period in 1995, an increase of $20.7 million or 52.7%. Of this increase, $16.2 million was due to the acquisitions previously described. The remainder of the increase was due to the expanded utilization of salaried therapists and nursing staffing levels to support higher usage of specialty medical services, in addition to cost of living increases. Other operating expenses increased to $33.8 million for the three months ended March 31, 1996 from $23.1 million for the comparable period in 1995, an increase of $10.7 million or 46.3%. Other operating expenses include independent contractor fees for therapy, dietary supplies and food, utilities, facility maintenance and housekeeping. The increase in these expenses was due principally to the inclusion of the recent acquisitions.

Corporate, General and Administrative. Corporate, general and administrative expense increased to $6.2 million in the first quarter of 1996 from $3.9 million in the same period of 1995, an increase of $2.3 million. This increase was primarily attributable to additional resources devoted to operations, finance, accounting, and information systems in order to support the new facilities acquired and leased and for present and planned growth.

Depreciation and Amortization. Depreciation and amortization increased to $4.7 million in the first quarter of 1996 from $3.0 million in the same period of 1995, an increase of $1.7 million. The increase was primarily due to the inclusion of depreciation and amortization for the recently acquired facilities.

Interest Expense. Interest expense increased to $5.5 million in 1996 from $4.2 million in 1995, an increase of $1.3 million. This increase was due primarily to higher borrowing levels on the Company's credit agreement and interest associated with the Company's Convertible Debentures.

Liquidity and Capital Resources

The Company maintains that working capital from operating cash flows and lines of credit are adequate for continuing operations, debt payments, and anticipated capital expenditures.

At March 31, 1996, the Company had working capital of $64.0 million, compared to $55.5 million at December 31, 1995.

In February 1996, the Company restructured its credit agreement with a group of banks led by The Chase Manhattan Bank, N.A. (Chase) to extend the amount of credit available to it from $200 million to $300 million. At March 31, 1996, the amount outstanding under the line of credit approximated $252.9 million. In April 1996, the Company received a commitment from Chase to increase the amount of credit available to $350,000.

Net accounts receivable were $98.8 million at March 31, 1996, compared to $86.2 million at December 31, 1995. This increase is primarily attributable to the recent acquisitions, the utilization of specialty medical services for higher acuity level patients, and the timing of third-party interim and settlement payments. The allowance for doubtful accounts represents approximately 6% and 5% of gross accounts receivable at March 31, 1996 and December 31, 1995, respectively. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

A significant portion of the Company's net revenues and accounts receivable are due from services reimbursable under the Medicaid and the Medicare programs. There are numerous healthcare reform proposals being considered on the federal and state levels. Although no reform legislation changes have been implemented, the current proposals for the Medicare program include a shift to a prospective payment system, a limit on interim payments for ancillary services, a reduction of reimbursement for capital costs, a continued freeze on routine cost limits, and salary equivalency limits for occupational and speech therapies. In addition, current Medicaid proposals being considered include the elimination of the Boren amendment and the establishment of state block grants. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

The Company plans to continue its growth oriented strategy for the foreseeable future. The Company anticipates using operating cash flows, bank credit facilities, leasing arrangements, and the sale of additional debt or equity securities to finance its growth. The Company estimates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $35.0 million based on existing certificates of need. These amounts will be expended over estimated construction periods approximating two years.

                            Part II-Other Information




Item 1.  Legal Proceedings. None.

Item 2.  Changes in Securities. None.

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders. None.

Item 5.  Other Information. None.

Item 6.  (a) None.

         (b) Reports on Form 8-K.

             On February 12, 1996, the Company filed a Current Report on Form 8-K/A relating to the acquisition of Concord pursuant to
             Item 7(4) of Form 8-K, which allows the filing of required financial statements and pro forma financial information within 60 days after the date on which the report on Form 8-K must be filed.

             On February 16, 1996, the Company filed a Current Report on Form 8-K reporting that the Company completed its tender offer for Concord Health Group, Inc.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        The Multicare Companies, Inc.



                               By:           DANIEL E. STRAUS
                                  -----------------------------------------
                                             Daniel E. Straus
                                  President and Co-Chief Executive Officer


                                             STEPHEN R. BAKER
                                  -----------------------------------------
                                              Stephen R. Baker
                                          Executive Vice President
                                         and Chief Financial Officer


May 13, 1996