Form 10-Q/A
period 1996-03-31
MULTICARE COMPANIES INC
filed 1996-07-03
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A1

    Amendment to quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               For the quarterly period ended March 31, 1996



                       COMMISSION FILE NO.  34-22090


                       THE MULTICARE COMPANIES, INC.
           (Exact name of Registrant as specified in its Charter)



   The undersigned registrant hereby amends the following exhibit of the Quarterly Report on Form 10-Q for the quarterly period ended March 31,
              1996, as set forth in the page attached hereto:



ITEM 6.   Exhibits and Reports on Form 8-K.

     (a) Financial Data Schedule



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        The Multicare Companies, Inc.


                                        /s/ STEPHEN R. BAKER
                                        -----------------------------------
                                            Stephen R. Baker
                                         Executive Vice President
                                         and Chief Financial Officer



July 2, 1996