Form 10-K/A
period 1995-12-31
MULTICARE COMPANIES INC
filed 1996-07-29
CIK 890925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1

  Amendment to annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                   For the fiscal year ended December 31, 1995



                          Commission File No.  34-22090


                          THE MULTICARE COMPANIES, INC.
             (Exact name of Registrant as specified in its Charter)



  The undersigned registrant hereby amends the following exhibit of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the page attached hereto:



Item 14.  Exhibits and Reports on Form 8-K.

          (a) Financial Data Schedule



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                   The Multicare Companies, Inc.
                                   STEPHEN R. BAKER
                                   -----------------------------
                                   Stephen R. Baker
                                   Executive Vice President
                                   and Chief Financial Officer

July 29, 1996