Form 10-Q
period 1996-06-30
MULTICARE COMPANIES INC
filed 1996-08-14
CIK 890925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1996

            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the transition period from    to

                          Commission File No.  34-22090

                          THE MULTICARE COMPANIES, INC.
              (Exact name of Registrant as specified in its Charter)


            Delaware                          22-3152527
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification #)

       411 Hackensack Avenue
       Hackensack, New Jersey                   07601
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

              Class                      Outstanding at August 9, 1996
      Common Stock ($.01 Par Value)              26,551,791 shares

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


                                      Index
                                                                    Page


         Special Note Regarding Forward-Looking Statements          1-2

Part I.  Financial Information

         Consolidated Balance Sheets
         December 31, 1995 and June 30, 1996                        3

         Consolidated Statements of Operations
         Three and six months ended June 30, 1995 and 1996          4

         Consolidated Statements of Cash Flows
         Six months ended June 30, 1995 and 1996                    5

         Notes to Consolidated Financial Statements                 6-8

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9-11

Part II. Other Information                                          12

         Signatures                                                 13

                Special Note Regarding Forward-Looking Statements

   Certain statements in this Form 10-Q, including information set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Multicare Companies, Inc. ("Multicare" or the "Company") desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. The Company believes the following important factors could cause such a material difference to occur:

       1) The Company's ability to grow through the acquisition and development of long-term care facilities or the acquisition of ancillary businesses.

       2) The Company's ability to identify suitable acquisition candidates, to consummate or complete construction projects, or to profitably operate or successfully integrate enterprises into the Company's other operations.

       3) The occurrence of changes in the mix of payment sources utilized by the Company's patients to pay for the Company's services.

       4) The adoption of cost containment measures by private pay sources such as commercial insurers and managed care organizations, as well as efforts by governmental reimbursement sources to impose cost containment measures.

       5) Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, and other changes in applicable government regulations that might affect the profitability of the Company.

       6) The Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and, in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees.

       7) The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

       8) Changes in certificate of need laws that might increase competition in the Company's industry, including, particularly, in the states in which the Company currently operates or anticipates operating in the future.

       9) The Company's ability to staff its facilities appropriately with qualified health care personnel, including in times of shortages of such personnel and to maintain a satisfactory relationship with labor unions.

       10) The continued active involvement of the Company's key management personnel, including particularly, Moshael J. Straus and Daniel E. Straus, co-chief executive officers of the Company.

       11) The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home health care and changes in the regulatory system in the state in which the Company operates that facilitate such competition.

       12) The continued availability of insurance for the inherent risks of liability in the healthcare industry.

       13) Price increases in pharmaceuticals, durable medical equipment and other items.

       14) The Company's reputation for delivering high-quality care and its ability to attract and retain patients, including patients with relatively high acuity levels.

       15) Changes in general economic conditions, including changes that pressure governmental reimbursement sources to reduce the amount and scope of healthcare coverage.

   Many of the foregoing factors have been discussed in the Company's prior SEC filings and other publicly available documents. Had the Reform Act been effective at an earlier time, this special note would have been included in earlier SEC filings. The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company prior to the effective date of the Reform Act.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                            December 31,  June 30,
                                                 1995       1996
                                                        (Unaudited)

              Assets
Current assets:
  Cash and cash equivalents                  $ 3,921      2,034
  Accounts receivable, net                     86,168     107,356
  Prepaid expenses and other current assets    8,181      13,318
  Deferred taxes                               3,353      3,498
        Total current assets                   101,623    126,206


Property, plant and equipment, net             286,767    382,140

Goodwill, net                                  59,610     115,528
Debt issuance costs, net                       4,738      5,622
Other assets                                   18,220     20,657
                                             $ 470,958    650,153

      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                             13,619     15,484
  Accrued liabilities                          30,850     40,829
  Current portion of long-term debt and
     capitalized lease obligations             1,612      1,052
        Total current liabilities              46,081     57,365

Long-term debt and
capitalized lease obligations                  281,470    419,510
Deferred taxes                                 24,200     42,376
Contingent stock purchase commitment           5,312      ---

Stockholders' equity:
  Preferred stock, par value
  $.01, 7,000,000 shares
  authorized, none issued                      ---        ---
  Common stock, par value $.01,
  70,000,000 shares authorized;
  17,680,932 and 26,541,592 issued
  and outstanding in 1995 and 1996,
  respectively                                 177        265
  Additional paid-in-capital                   75,419     80,930
  Retained earnings                            38,299     49,707
        Total stockholders' equity             113,895    130,902
                                             $ 470,958    650,153


See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                        Three months           Six months
                                        ended June 30,         ended June 30,
                                        1995     1996          1995     1996

Net revenues                        $ 85,605   131,889       167,305  251,946

Expenses:
 Operating expenses                   65,333   102,468       127,696  196,238
 Corporate, general
 and administrative                   4,319    6,258         8,262    12,413
 Depreciation and amortization        3,301    5,553         6,345    10,207
  Total expenses                      72,953   114,279       142,303  218,858

  Income from operations              12,652   17,610        25,002   33,088

Other income (expense):
 Investment income                    814      132           925      213
 Interest expense                     (4,878)  (6,753)       (9,121)  (12,297)
  Total other income (expense)        (4,064)  (6,621)       (8,196)  (12,084)

  Income before income taxes
  and extraordinary item              8,588    10,989        16,806   21,004

Income tax expense                    3,324    4,209         6,448    8,027
  Income before extraordinary item    5,264    6,780         10,358   12,977
Extraordinary item - loss
on extinguishment of debt, net
of tax benefit                        ---      ---           ---      1,481

   Net income                       $ 5,264    6,780         10,358   11,496

Income per common and common
equivalent share data:
   Income before extraordinary item $ .20      .25           .39      .47

   Net income                       $ .20      .25           .39      .42
   Weighted average number of
     common and common
     equivalent shares outstanding    26,850   27,589        26,885   27,446

Income per common share assuming
full dilution:
   Income before extraordinary item $ .20      .24           .39      .46

   Net income                       $ .20      .24           .39      .41
   Weighted average number of
     common shares outstanding
     assuming full dilution           31,826   32,565        29,863   32,511


See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
                                 (In thousands)
                                                 Six months ended
                                                      June 30,
                                                   1995     1996

Cash flows from operating activities:
        Net cash (used in) provided by
           operating activities                  $ (4,983)  6,217

Cash flows from investing activities:
  Assets and operations acquired                   (12,951) (122,940)
  Capital expenditures                             (14,775) (28,787)
  Other assets                                     (896)    (2,201)
  Net marketable securities (purchased) sold       (39,485) 202
        Net cash used in investing activities      (68,107) (153,726)

Cash flows from financing activities:
  Proceeds from exercise of stock options          153      128
  Proceeds from long-term debt                     162,354  193,700
  Payments of long-term debt and
     capitalized lease obligations                 (79,897) (45,871)
  Debt issuance costs                              (3,497)  (2,406)
  Other                                            ---      71
        Net cash provided by financing activities  79,113   145,622

        Increase (decrease) in cash and cash
           equivalents                             6,023    (1,887)

Cash and cash equivalents at beginning of period   8,009    3,921
Cash and cash equivalents at end of period       $ 14,032   2,034



See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

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

The financial information as of June 30, 1996 and for the three and six months ended June 30, 1995 and 1996, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996 and the operating results and cash flows for the three and six months ended June 30, 1995 and 1996. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

     The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate reso lution of pending legal proceedings will not have a material effect on the Company's financial statements.

(3)  Capital Stock and Earnings Per Share

In May 1996, the Company effected a three-for two stock split in the form of a 50% stock dividend. In 1996, Stockholders' equity has been restated to give recognition to the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the stock split. In addition, all references in the financial statements to number of shares, per share amounts and stock option data have been restated.

The computation of primary earnings per share is based on the weighted average number of outstanding shares during the period and includes when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of the Company's Convertible Subordinated Debentures

Net income used in the computation of fully diluted earnings per share was determined on the assumption that the convertible debentures were converted on January 1, 1995 and net income was adjusted for the amounts representing interest and amortization of debt issuance costs, net of tax effect.

(4)  Financing Obligations

In May 1996, the Company restructured its credit agreement with a group of banks led by The Chase Manhattan Bank to extend the amount of credit available from $300,000 to $350,000.

(5)  Acquisitions

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

The following unaudited pro forma financial information gives effect to the acquisitions of Glenmark and Concord as if such transactions occurred on January 1, 1995:

                                          Pro forma             Pro forma
                                      six months ended       six months ended
                                        June 30, 1995          June 30, 1996

Net revenues                               $ 219,104             260,036
Income before extraordinary item             8,519               13,025
Net income                                   8,246               11,544
Income before extraordninary item per
   common and common equivalent share        .32                 .47
Net income per common and common
   equivalent share                          .31                 .42

Income before extraordinary item per
   share assuming full dilution              .32                 .46
Net income per share assuming full dilution  .31                 .42

In June 1996, the Company signed a definitive agreement to acquire the A.D.S Group, a privately held long-term care company. The A.D.S Group is controlled by Alan D. Solomont who is a member of the Company's Board of Directors. Under the terms of the agreement, Multicare will pay approximately $62,600, assume or repay approximately $27,000 in debt and issue 531,507 shares of its common stock for A.D.S. The closing will occur upon receipt of all required regulatory consents and licenses, the approval of A.D.S' shareholders, the satisfactory completion of Multicare's due diligence and the receipt of consent of Multicare's lender. The transaction is expected to be completed during the fourth quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company has experienced significant growth, primarily through acquisitions of long-term care facilities and ancillary businesses and increased utilization of specialty medical services. It is the Company's strategy to expand through construction and development of new facilities and selective acquisitions with geographically concentrated operations. Summarized below are the recent significant acquisitions completed in 1995 and 1996:

   - In December 1995, the Company acquired the outstanding capital stock of Glenmark Associates, Inc., a long-term care provider through 21 facilities and several ancillary businesses with approximately 1,700 beds, located mainly in West Virginia.

   - In February 1996, the Company acquired the outstanding capital stock of Concord Health Group, Inc., a long-term care provider through 15 long-term care facilities with approximately 2,600 beds and ancillary businesses in Pennsylvania.

Results of Operations

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net Revenues. Net revenues increased to $251.9 million for the six months ended June 30, 1996 from $167.3 million for the comparable period in 1995, an increase of $84.6 million or 50.6%. Of this increase, $79.4 million was due to the inclusion  of  revenues  for  the  Company's recent  acquisitions.  The  balance principally represents higher payor rates and growth in specialty medical services. Specialty medical service revenues increased to $97.7 million in the first six months of 1996 compared to $67.2 million in the same period of 1995. The Company's quality mix of non-Medicaid patient revenues was 64% in the first six months of 1996 compared to 68% in the similar period last year. The 1996 percentages reflect the impact of certain recent acquisitions which have historically generated lower revenues in these areas.

Operating Expenses. Operating expenses increased to $196.2 million for the six months ended June 30, 1996 from $127.7 million for the comparable period in 1995, an increase of $68.5 million or 53.6%. Salaries, wages and benefits increased to $123.6 million for the six months ended June 30, 1996 from $80.4 million for the comparable period in 1995, an increase of $43.2 million or
53.7%. Of this increase, $36.3 million was due to the Company's recent acquisitions. The remainder of the increase was due to the expanded utilization of salaried therapists and nursing staffing levels to support higher usage of specialty medical services, in addition to cost of living increases. Other operating expenses increased to $72.6 million for the six months ended June 30, 1996 from $47.3 million for the comparable period in 1995, an increase of $25.3 million or 53.5%. Other operating expenses include independent contractor fees for therapy, dietary supplies and food, utilities, facility maintenance and housekeeping. The increase in these expenses was due principally to the inclusion of the recent acquisitions.

Corporate, General and Administrative. Corporate, general and administrative expense increased to $12.4 million in the first six months of 1996 from $8.3 million in the same period of 1995, an increase of $4.1 million. This increase was primarily attributable to additional resources devoted to operations, finance, accounting, and information systems in order to support the facilities acquired and for present and planned growth.

Depreciation and Amortization. Depreciation and amortization increased to $10.2 million in the first six months ended June 30, 1996 from $6.3 million in the same period of 1995, an increase of $3.9 million. The increase was primarily due to the inclusion of depreciation and amortization for the facilities recently acquired.

Interest Expense. Interest expense increased to $12.3 million in the six months ended June 30, 1996 from $9.1 million in the same period of 1995, an increase of $3.2 million. This increase was due primarily to higher borrowing levels on the Company's credit agreement and interest associated with the Company's Convertible Debentures.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net  Revenues.   Net revenues increased to $131.9 million for the  three  months ended June 30, 1996 from $85.6 million for the comparable period in 1996, an increase of $46.3 million or 54.1%. Of this increase, $41.3 million was due
to  the inclusion  of  revenues  for  the Company's recent  acquisitions.   The
balance principally represents higher payor rates and growth in specialty medical service revenues. Specialty medical service revenues amounted to $52.4 million in the second quarter of 1996 compared to $34.8 million in the comparable period of 1995. The Company's quality mix of non-Medicaid patient revenues was 65% in the second quarter of 1996 compared to 68% in the similar period last year. The 1996 percentages reflect the impact of certain recent acquisitions which have historically generated lower revenues in these areas.

Operating Expenses. Operating expenses increased to $102.5 million for the three months ended June 30, 1996 from $65.3 million for the comparable period in 1995, an increase of $37.2 million or 57.0%. Salaries, wages and benefits increased to $63.6 million for the three months ended June 30, 1996 from $41.1 million for the comparable period in 1995, an increase of $22.5 million or 54.7%. Of this increase, $19.9 million was due to inclusion of results for the recent acquisitions. The remainder of the increase was due to the expanded utilization of salaried therapists and nursing staffing levels to support higher usage of specialty medical services, in addition to cost of living increases. Other operating expenses increased to $38.9 million for the three months ended June 30, 1996 from $24.2 million for the comparable period in 1995, an increase of $14.7 million or 60.2%. Other operating expenses include independent contractor fees for therapy, dietary supplies and food, utilities, facility maintenance and housekeeping. The increase in these expenses was due principally to the inclusion of the recent acquisitions.

Corporate, General and Administrative. Corporate, general and administrative expenses increased to $6.3 million in the second quarter of 1996 from $4.3 million in the same period of 1995, an increase of $2.0 million. The increase was primarily attributable to additional resources devoted to operation, finance, accounting, and information systems in order to support the facilities acquired and for present and planned growth.

Depreciation and amortization. Depreciation and amortization increased to $5.6 million in the three months ended June 30, 1996 from $3.3 million in the same period of 1995, an increase of $2.3 million. The increase was primarily due to the inclusion of depreciation and amortization for the recently acquired facilities.

Interest Expense. Interest expense increased to $6.8 million in 1996 from $4.9 million in 1995, an increase of $1.9 million. This increase was due primarily to higher borrowing levels on the Company's various credit agreements.

Liquidity and Capital Resources

The Company maintains working capital from operating cash flows and lines of credit that are adequate for continuing operations, debt payments, and anticipated capital expenditures.

At June 30, 1996, the Company had working capital of $68.8 million, compared to $55.5 million at December 31, 1995.

In May 1996, the Company restructured its credit agreement with a group of banks led by The Chase Manhattan Bank to extend the amount of credit available to it from $300 million to $350 million. At June 30, 1996, the amount available under the line of credit approximated $86.6 million.

In June 1996, the Company signed a definitive agreement to acquire the A.D.S Group, a privately held long-term care company. Under the terms of the agreement, Multicare will pay approximately $62.6 million, assume or repay approximately $27.0 million in debt and issue 531,507 shares of its common stock for A.D.S. The closing will occur upon the receipt of all required regulatory consents and licenses, the approval by A.D.S' shareholders, the satisfactory completion of Multicare's due diligence and the receipt of consent of Multicare's lender. The transaction is expected to be completed during the fourth quarter of 1996.

Net accounts receivable were $107.4 million at June 30, 1996, compared to $86.2 million at December 31, 1995. This increase is primarily attributable to the recent acquisitions, the utilization of specialty medical services for higher acuity level patients, and the timing of third-party interim and settlement payments. The allowance for doubtful accounts represents approximately 6% of gross accounts receivable at June 30, 1996 and December 31, 1995. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

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

The Company plans to continue its growth oriented strategy for the foreseeable future. The Company anticipates using operating cash flows, bank credit facilities, leasing arrangements, and the sale of additional debt or equity securities to finance its growth. The Company estimates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $37 million over the next twelve months based on existing construction commitments and plans.

                            Part II-Other Information




Item 1.  Legal Proceedings. None.

Item 2.  Changes in Securities. None.

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        (a)  The Annual Meeting of Stockholders was held on May 8, 1996.

        (b)  None.

        (c) The following matters were voted upon and approved at the Annual Meeting of Stockholders: (i) the election of five directors with 16,254,870 votes cast in favor and 59,682 negative votes for each of four nominees and 16,254,770 votes cast in favor and 59,782 negative votes for one nominee; (ii ) a proposal to amend the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock for the purpose of effecting a three-for-two stock split in the form of a 50% stock dividend with 14,121,748 votes cast in favor, 2,186,354 negative votes and 6,450 abstentions; (iii ) a proposal to approve the Company's Employee Stock Purchase Plan with 15,772,262 votes cast in favor, 534,390 negative votes and 7,900 abstentions; (iv) a proposal to approve the Company's Key Employee Incentive Compensation Plan with 15,411,043 votes cast in favor, 896,084 negative votes and 7,425 abstentions; (v) a proposal to approve the Company's Non-Employee Director Retainer and Meeting Fee Plan with 16,020,660 votes cast in favor, 286,542 negative votes and 7,350 abstentions; and (vi) a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1996 with 16,111,852 votes cast in favor, 1,300 negative votes and 201,400 abstentions.

Item 5.  Other Information. None.

Item 6.  (a) Exhibits.

             Exhibit No.
             11      Statement re computation of per share earnings
             27      Financial Data Schedule

         (b) Reports on Form 8-K.

             On May 6, 1996, the Company filed a Current Report on Form 8-K/A relating to the acquisition of Concord pursuant to Item 7(4) of Form 8-K, which allows the filing of required financial statements and pro forma financial information within 60 days after the date on which the report on Form 8-K must be filed.

             On June 28, 1996 the Company filed a Current Report on Form 8-K to report that the Company signed a definitive agreement to acquire the A.D.S Group.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                The Multicare Companies, Inc.


                                                    STEPHEN R. BAKER
                                                BY: -----------------
                                                Stephen R. Baker
                                                Executive Vice President
                                                and Chief Financial Officer



August 14, 1996
                                       13