Form 10-Q
period 1996-09-30
MULTICARE COMPANIES INC
filed 1996-11-14
CIK 890925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1996

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

                            Yes     X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at November 3, 1996
    Common Stock ($.01 Par Value)                     29,578,562

                          THE MULTICARE COMPANIES, INC.

                                      INDEX
                                                            Page


Special Note Regarding Forward-Looking Statements           1-2

PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets
December 31, 1995 and September 30, 1996                    3

Consolidated Statements of Operations
Three and nine months ended September 30, 1995 and 1996     4

Consolidated Statements of Cash Flows
Nine months ended September 30, 1995 and 1996               5

Notes to Consolidated Financial Statements                  6-7

Management's Discussion and Analysis of Financial
Condition and Results of Operations                         8-10

PART II.  OTHER INFORMATION                                 11

Signatures                                                  12

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-Q, including information set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Multicare Companies, Inc. ("Multicare" or the "Company") desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. The Company believes the following important factors could cause such a material difference to occur:

1. The Company's ability to grow through the acquisition and development of long-term care facilities or the acquisition of ancillary businesses.

2. The Company's ability to identify suitable acquisition candidates, to consummate or complete construction projects, or to profitably operate or successfully integrate enterprises into the Company's other operations.

3. The occurrence of changes in the mix of payment sources utilized by the Company's patients to pay for the Company's services.

4. The adoption of cost containment measures by private pay sources such as commercial insurers and managed care organizations, as well as efforts by governmental reimbursement sources to impose cost containment measures.

5. Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, and other changes in applicable government regulations that might affect the profitability of the Company.

6. The Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and, in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees.

7. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

8. Changes in certificate of need laws that might increase competition in the Company's industry, including, particularly, in the states in which the Company currently operates or anticipates operating in the future.

9. The Company's ability to staff its facilities appropriately with qualified health care personnel, including in times of shortages of such personnel and to maintain a satisfactory relationship with labor unions.

10. The continued active involvement of the Company's key management personnel, including particularly, Moshael J. Straus and Daniel E. Straus, co-chief executive officers of the Company.

11. The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home health care and changes in the regulatory system in the state in which the Company operates that facilitate such competition.

12. The continued availability of insurance for the inherent risks of liability in the healthcare industry.

13. Price increases in pharmaceuticals, durable medical equipment and other items.

14. The Company's reputation for delivering high-quality care and its ability to attract and retain patients, including patients with relatively high acuity levels.

15. Changes in general economic conditions, including changes that pressure governmental reimbursement sources to reduce the amount and scope of healthcare coverage.

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

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (In thousands, except share data)
                                              December 31,    September 30,
                                                  1995             1996
                                                                (Unaudited)
Assets
Current assets:
Cash and cash equivalents                     $ 3,921          1,893
Accounts receivable, net                        86,168         100,819
Prepaid expenses and other current assets       8,181          14,038
Deferred taxes                                  3,353          3,510
                                                _______        _______
Total current assets                            101,623        120,260
                                                _______        _______
Property, plant and equipment, net              286,767        398,179

Goodwill, net                                   59,610         115,508
Debt issuance costs, net                        4,738          5,370
Other assets                                    18,220         19,779
                                                _______        _______
                                              $ 470,958        659,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                13,619         11,463
Accrued liabilities                             30,850         38,631
Current portion of long-term debt and
     capitalized lease obligations              1,612          1,031
                                                ______         ______
Total current liabilities                       46,081         51,125
                                                ______         ______
Long-term debt and capitalized
lease obligations                               281,470        426,952
Deferred taxes                                  24,200         42,387
Contingent stock purchase commitment            5,312           ---

Stockholders' equity:
  Preferred stock, par value $.01,
  7,000,000 shares authorized, none issued      ---             ---
  Common stock, par value $.01, 70,000,000
  shares authorized; 17,680,932 and
  26,566,086 issued and outstanding in
  1995 and 1996, respectively                   177             266
  Additional paid-in-capital                    75,419          81,241
  Retained earnings                             38,299          57,125
                                                _______         _______
  Total stockholders' equity                    113,895         138,632
                                                _______         _______
                                              $ 470,958         659,096



See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
        (Unaudited)                (Unaudited)
                      (In thousands, except per share data)
                                      Three months ended    Nine months ended
                                        September 30,        September 30,
                                        1995      1996       1995      1996

Net revenues                          $ 90,948    134,944    258,253   386,890

Expenses:
Operating expenses                      69,534    104,130    197,230   300,368
Corporate, general and administrative   4,451     6,214      12,713    18,627
Depreciation and amortization           3,520     5,841      9,865     16,048
                                        ______    _______    _______   _______
Total expenses                          77,505    116,185    219,808   335,043
                                        ______    _______    _______   _______
Income from operations                  13,443    18,759     38,445    51,847

Other income (expense):
Investment income                       824       212        1,749     425
Interest expense                        (4,879)   (7,075)    (14,000)  (19,372)
                                        ______    _______    _______   _______
Total other income (expense)            (4,055)   (6,863)    (12,251)  (18,947)

Income before income taxes
and extraordinary item                  9,388     11,896     26,194    32,900

Income tax expense                      3,608     4,478      10,056    12,505
                                        ______    _______    _______   _______
Income before extraordinary item        5,780     7,418      16,138    20,395
Extraordinary item - loss on
extinguishment of  debt,
net of tax benefit                      ---       ---        ---       1,481
                                        ______    _______    _______   _______
Net income                            $ 5,780     7,418      16,138    18,914


Income per common and common
equivalent share data:
Income before extraordinary item      $ .22       .27        .61       .74

Net income                            $ .22       .27        .61       .69
Weighted average number of common
and common equivalent shares
outstanding                             26,515    27,606     26,511    27,506


Income per common share
assuming full dilution:
Income before extraordinary item      $ .22       .26        .61       .71

Net income                            $ .22       .26        .61       .67
Weighted average number of common
shares outstanding assuming
full dilution                           26,515    32,774     26,511    32,748

See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)
<CAPTION
                                                        Nine months ended
                                                           September 30,

                                                          1995       1996
[S]                                                     [C]          [C]
Cash flows from operating activities:
Net cash (used in) provided by operating activities     $ (2,462)    18,997

Cash flows from investing activities:
Assets and operations acquired                            (12,951)   (122,940)
Capital expenditures                                      (25,900)   (49,510)
Other assets                                              (2,907)    (2,207)
Net marketable securities (purchased) sold                (9,780)    202
Proceeds from sale-leaseback                              12,522     ---
                                                          ________   ________
Net cash used in investing activities                     (39,016)   (174,455)
                                                          ________   ________
Cash flows from financing activities:
  Proceeds from exercise of stock
  options and issuance of stock                           183        511
  Proceeds from long-term debt                            191,254    218,200
  Payments of long-term debt and
  capitalized lease obligations                           (114,967)  (62,874)
  Debt issuance costs                                     (3,497)    (2,407)
                                                          ________   ________
Net cash provided by financing activities                 72,973     153,430

Increase (decrease) in cash and cash equivalents          31,495     (2,028)
                                                          ________   ________
Cash and cash equivalents at beginning of period          8,009      3,921
                                                          ________   ________
Cash and cash equivalents at end of period              $ 39,504     1,893
[/TABLE]


See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996

                                   (Unaudited)

                      (In thousands, except per share data)


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

The financial information as of September 30, 1996 and for the three and nine months ended September 30, 1995 and 1996, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996 and the operating results and cash flows for the three and nine months ended September 30, 1995 and 1996. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

(2)  Commitments and Contingencies

  A significant portion of the Company's net revenues and accounts receivable are due from services reimbursable under the Medicaid and the Medicare programs. There are numerous legislative and executive initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company. Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have recently been proposed could materially adversely affect the Company's revenues derived from ancillary services.

  The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate reso lution of pending legal proceedings will not have a material effect on the Company's financial statements.

(3)  Capital Stock and Net Income Per Share

In May 1996, the Company effected a three-for two stock split in the form of a 50% stock dividend. In 1996, stockholders' equity has been restated to give recognition to the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the stock split. In addition, all references to average number of shares outstanding and per share amounts have been restated to reflect the stock split. The computation of primary earnings per share is based on the weighted average number of outstanding shares during the period and includes when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of the Company's Convertible Subordinated Debentures.

Net income used in the computation of fully diluted earnings per share was determined on the assumption that the convertible debentures were converted on January 1, 1995 and net income was adjusted for the amounts representing interest and amortization of debt issuance costs, net of tax effect.

In October 1996, the Company completed a public offering of 3,000 shares of its common stock with net proceeds of approximately $52,000. The proceeds were used to repay a portion of outstanding bank indebtedness which was incurred to finance certain of the Company's acquisitions.

(4)  Acquisitions

In December 1995, the Company completed the acquisition of Glenmark Associates, Inc. (Glenmark). The Company acquired the outstanding capital stock of Glenmark for approximately $32,000 including transaction costs, repaid approximately $24,200 of debt, and assumed historical debt of approximately $24,700. Total goodwill approximated $26,000.

In February 1996, the Company completed the acquisition of Concord Health Group, Inc. (Concord). The Company acquired the outstanding capital stock and warrants of Concord for approximately $75,000 including transaction costs, repaid approximately $41,000 of debt, and assumed historical debt of approximately $4,000. Total goodwill approximated $56,000.

The following unaudited pro forma financial information gives effect to the acquisitions of Glenmark and Concord as if such transactions occurred on January 1, 1995:

                                          PRO FORMA           PRO FORMA
                                       NINE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30, 1995  SEPTEMBER 30, 1996

Net revenues                            $ 339,232            394,980
Income before extraordinary item          14,877             19,876
Net income                                14,548             18,395
Income before extraordinary
item per common and common
equivalent share                          .56                .72
Net income per common and common
equivalent share                          .55                .67

Income before extraordinary item
per share assuming full dilution          .56                .70
Net income per share assuming
full dilution                             .55                .65

In June 1996, the Company signed a definitive agreement to acquire The ADS
Group, a privately held long-term care company.   The ADS Group is controlled by
Alan D. Solomont who is a member of the Company's Board of Directors. Under the terms of the agreement, Multicare will pay approximately $62,100, assume or repay approximately $27,000 in debt and issue 554,973 shares of its common stock for ADS. The closing will occur upon receipt of all required regulatory consents and licenses, the approval of ADS' shareholders, the satisfactory completion of Multicare's due diligence, the completion of schedules, and the receipt of consent of Multicare's lender. The transaction is expected to be completed during the fourth quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SETPEMBER 30, 1995

Net Revenues. Net revenues increased $44.0 million or 48.4% to $134.9 million for the three months ended September 30, 1996 from $90.9 million for the comparable period in 1995. This increase was primarily due to the inclusion of revenues for the Company's recent acquisitions. Net revenues, excluding recent acquisitions, increased by 11.7% as a result of higher payor rates, development and opening of additional beds at new facilities, and growth in specialty medical service revenues. Specialty medical service revenues amounted to $53.1 million in the third quarter of 1996 compared to $37.5 million in the comparable period of 1995. The Company's quality mix of non-Medicaid patient revenues was 64% in the third quarter of 1996 compared to 68% in the similar period last year. The 1996 percentages reflect the impact of certain recent acquisitions which have historically generated lower revenues in these areas.

Operating Expenses. Operating expenses increased $34.6 million or 49.8% to $104.1 million for the three months ended September 30, 1996 from $69.5 million for the comparable period in 1995. Salaries, wages and benefits increased to $65.7 million for the three months ended September 30, 1996 from $43.6 million for the comparable period in 1995, an increase of $22.1 million or 50.7%. Of this increase, $16.9 million was due to inclusion of results for the recent acquisitions. The remainder of the increase was due to the expanded utilization of salaried therapists and nursing staffing levels to support higher usage of specialty medical services, in addition to cost of living increases. Other operating expenses increased to $38.4 million for the three months ended September 30, 1996 from $25.9 million for the comparable period in 1995, an increase of $12.5 million or 48.3%. Other operating expenses include independent contractor fees for therapy, dietary supplies and food, rent, utilities, facility maintenance and housekeeping. The increase in these expenses was due principally to the inclusion of the recent acquisitions.

Corporate, General and Administrative. Corporate, general and administrative expenses remained level at 4.6% and 4.9% of net revenues in the third quarters of 1996 and 1995, respectively. The expenses include resources devoted to operations, finance, accounting, legal, and information systems in order to support the Company.

Depreciation and amortization. Depreciation and amortization increased to $5.8 million in the three months ended September 30, 1996 from $3.5 million in the same period of 1995, an increase of $2.3 million. The increase was primarily due to the inclusion of depreciation and amortization for the recently acquired facilities.

Interest Expense. Interest expense increased to $7.1 million in 1996 from $4.9 million in 1995, an increase of $2.2 million. This increase was due principally to higher borrowing levels on the Company's various credit agreements.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Revenues. Net revenues increased $128.6 million or 49.8% to $386.9 million for the nine months ended September 30, 1996 from $258.3 million for the comparable period in 1995. This increase was primarily due to the inclusion of revenues for the Company's recent acquisitions. Net revenues, excluding recent acquistions, increased by 13.9% as a result of higher payor rates, development and opening of additional beds at new facilities, and growth in specialty medical services. Specialty medical service revenues increased to $150.8 million in the first nine months of 1996 compared to $104.8 million in the same period of 1995. The Company's quality mix of non-Medicaid patient revenues was 64% in the first nine months of 1996 compared to 68% in the similar period last year. The 1996 percentages reflect the impact of certain recent acquisitions which have historically generated lower revenues in these areas.

Operating Expenses. Operating expenses increased $103.2 million or 52.3% to $300.4 million for the nine months ended September 30, 1996 from $197.2 million for the comparable period in 1995. Salaries, wages and benefits increased to $189.1 million for the nine months ended September 30, 1996 from $124.0 million for the comparable period in 1995, an increase of $65.1 million or 52.5%. Of this increase, $46.3 million was due to the Company's recent acquisitions. The remainder of the increase was due to the expanded utilization of salaried therapists and nursing staffing levels to support higher usage of specialty medical services, in addition to cost of living increases. Other operating expenses increased to $111.3 million for the nine months ended September 30, 1996 from $73.2 million for the comparable period in 1995, an increase of $38.1 million or 52.0%. Other operating expenses include independent contractor fees for therapy, dietary supplies and food, rent, utilities, facility maintenance and housekeeping. The increase in these expenses was due principally to the inclusion of the recent acquisitions.

Corporate, General and Administrative. Corporate, general and administrative expense remained level at 4.8% and 4.9% of net revenues in the first nine months of 1996 and 1995, respectively. These expenses include resources devoted to operations, finance, accounting, and information systems in order to support the company.

Depreciation and Amortization. Depreciation and amortization increased to $16.0 million in the first nine months of 1996 from $9.9 million in the same period of 1995, an increase of $6.1 million. The increase was primarily due to the inclusion of depreciation and amortization for the facilities recently acquired.

Interest Expense. Interest expense increased to $19.4 million in the nine months ended September 30, 1996 from $14.0 million in the same period of 1995, an increase of $5.4 million. This increase was due primarily to higher borrowing levels on the Company's credit agreement and interest associated with the Company's Convertible Debentures.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains working capital from operating cash flows and lines of credit that are adequate for continuing operations, debt payments, and anticipated capital expenditures.

At September 30, 1996, the Company had working capital of $69.1 million, compared to $55.5 million at December 31, 1995.

In June 1996, the Company signed a definitive agreement to acquire The ADS Group, a privately held long-term care company. Under the terms of the agreement, Multicare will pay approximately $62.1 million, assume or repay approximately $27.0 million in debt and issue 554,973 shares of its common stock for ADS. The closing will occur upon the receipt of all required regulatory consents and licenses, the approval by ADS' shareholders, the satisfactory completion of Multicare's due diligence, the completion of schedules, and the receipt of consent of Multicare's lender. The transaction is expected to be completed during the fourth quarter of 1996.

Net accounts receivable were $100.8 million at September 30, 1996, compared to $86.2 million at December 31, 1995. This increase is primarily attributable to the recent acquisitions, the utilization of specialty medical services for higher acuity level patients, and the timing of third-party interim and settlement payments. The allowance for doubtful accounts represents approximately 8% and 6% of gross accounts receivable at September 30, 1996 and December 31, 1995, respectively. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

There are numerous legislative and executive initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company. Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have recently been proposed could materially adversely affect the Company's revenues derived from ancillary services.

In October 1996, the Company completed a public offering of 3 million shares of its common stock with net proceeds of approximately $52.0 million. The proceeds were used to repay a portion of outstanding bank indebtedness which was incurred to finance certain of the Company's acquisitions.

The Company plans to continue its growth oriented strategy for the foreseeable future. The Company anticipates using operating cash flows, bank credit facilities, leasing arrangements, and the sale of additional debt or equity securities to finance its growth. The Company estimates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $50 million over the next twelve months based on existing construction commitments and plans.

PART II-OTHER INFORMATION

ITEM 6.(a)  Exhibits.

            Exhibit No.
            11  Statement re computation of per share earnings
            27  Financial Data Schedule

       (b)  Reports on Form 8-K.

            On October 22, 1996 the Company filed a Current Report on Form 8-K reporting a press release dated October 17, 1996 announcing the Company's third quarter results.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              The Multicare Companies, Inc.


                                       STEPHEN R. BAKER
                            By:
                                       Stephen R. Baker
                                    Executive Vice President
                                   and Chief Financial Officer



November 14, 1996