Form 10-K
period 1996-12-31
MULTICARE COMPANIES INC
filed 1997-03-31
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K
            Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1996

                       Commission File Number 34-22090


                        THE MULTICARE COMPANIES, INC.
           (Exact name of registrant as specified in its charter)


               Delaware                          22-3152527
    (State or other jurisdiction of         (I.R.S. employer
    incorporation or organization)          Identification no.)


        411 Hackensack Avenue                     07601
        Hackensack, New Jersey                  (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code: (201) 488-8818

         Securities registered pursuant to Section 12(b) of the Act:

                             Title of each class
                     Common Stock, par value $.01 share

                  Name of each exchange on which registered
                           New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                    None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [    ].


The aggregate market value of the voting stock held by non-affiliates of the
Registrant: At March 27, 1997 (based on the closing price of such stock as reported by The New York Stock Exchange): $338,222,553.

          Class                  Outstanding at March 27, 1997
Common Stock $.01 Par Value            30,781,459 shares

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held May 14, 1997 are incorporated by reference into Part III of this report and portions of the Registrant's 1996 Annual Report to stockholders are incorporated by reference into Part II of this report.

                                   Part I

              Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K, including information set forth under "Item 1. Business", "Item 3. Legal Proceedings", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations",
constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Multicare Companies, Inc. ("Multicare" or the "Company") desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. The Company believes the following important factors could cause such a material difference to occur:

(1) The Company's ability to grow through the acquisition and development of long-term care facilities or the acquisition of ancillary businesses.

(2) The Company's ability to identify suitable acquisition candidates, to consummate or complete construction projects, or to profitably operate or successfully integrate enterprises into the Company's other operations.

(3) The occurrence of changes in the mix of payment sources utilized by the Company's patients to pay for the Company's services.

(4) The adoption of cost containment measures by private pay sources such as commercial insurers and managed care organizations, as well as efforts by governmental reimbursement sources to impose cost containment measures.

(5) Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, and other changes in applicable government regulations that might affect the profitability of the Company.

(6) The Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and, in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees.

(7)  The Company's ability to secure the capital and the related cost of such
capital  necessary  to  fund  its  future  growth  through  acquisition   and
development, as well as internal growth.

(8) Changes in certificate of need laws that might increase competition in the Company's industry, including, particularly, in the states in which the Company currently operates or anticipates operating in the future.

(9) The Company's ability to staff its facilities appropriately with qualified healthcare personnel, including in times of shortages of such personnel and to maintain a satisfactory relationship with labor unions.

(10) The continued active involvement of the Company's key management personnel, including particularly, Moshael J. Straus and Daniel E. Straus, co-chief executive officers of the Company.

(11) The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home health care and changes in the regulatory system in the state in which the Company operates that facilitate such competition.

(12) The continued availability of insurance for the inherent risks of liability in the healthcare industry.

(13) Price increases in pharmaceuticals, durable medical equipment and other items.

(14) The Company's reputation for delivering high-quality care and its ability to attract and retain patients, including private pay patients and patients with relatively high acuity levels.

(15) Changes in general economic conditions, including changes that pressure governmental reimbursement sources to reduce the amount and scope of healthcare coverage.

Item 1.  Business

GENERAL

INTRODUCTION

Multicare is a leading provider of high quality long-term care, specialty medical services and assisted living residences in selected geographic regions. The Company's long-term care services include skilled nursing care, Alzheimer's care and related support activities traditionally provided in long-term care facilities. Multicare's specialty medical services consist of
(i) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation, (ii) subacute care such as ventilator care, intravenous therapy, and various forms of coma, pain and wound management, and (iii) institutional pharmacy services through which the Company provides prescription drugs, infusion therapies and certain medical supplies to the Company's patients and to patients at unaffiliated long-term care facilities. The Company was organized as a Delaware corporation in March 1992.

As of December 31, 1996, the Company operated 151 long-term care facilities (including 11 assisted living facilities) and two outpatient rehabilitation centers (82 owned, 28 leased and 43 managed) in Connecticut, Illinois, New Jersey, Ohio, Massachusetts, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin with 15,673 beds. In addition, the Company provided consulting services to an additional 14 facilities with 1,688 beds. The Company's institutional pharmacies serve over 24,000 beds at March 31, 1997.

Multicare has established a strong competitive position in the markets it serves by providing high quality long-term care and specialty medical services. As a result, the Company has achieved high occupancy rates, a favorable payor mix and sustained growth in revenue and operating profits. Multicare's overall occupancy rate was 91% for the year ended December 31, 1996. The Company achieved a quality mix (defined as revenues derived from non-Medicaid patient sources) of 65% of net patient revenues for the year ended December 31, 1996, as compared to 66% for the year ended December 31, 1995.

Multicare has maintained its strong operating performance through effective managerial and financial control systems and geographic market concentration of its facilities in selected markets. These factors permit the Company to achieve operating efficiencies through economies of scale and reduced corporate overhead. The Company's margins before interest, taxes, depreciation, amortization and rent (EBITDAR) were 20% in 1996, 1995, and 1994.

SIGNIFICANT TRANSACTIONS

In December 1996, the Company acquired The A.D.S Group (A.D.S), an affiliated group of long-term care companies operating 22 long-term care facilities with 2,930 beds, 20 hospital based subacute units with 514 beds and eight assisted living facilities with 821 beds, all but one of which are located in Massachusetts. A.D.S also provides consulting services to an additional 14 facilities with 1,668 beds and operates several ancillary businesses. In

December 1996, the Company completed the acquisition of the assets and operations of three long-term care facilities in Rhode Island with 373 beds which the Company had been managing since December 1995 when the Company acquired the assets and operations of two related long-term care facilities with 356 beds in Connecticut. In February 1996, the Company acquired the outstanding capital stock of Concord Health Group, Inc., which operates 11 long term care facilities with approximately 1,600 beds, including assisted living facilities, and several ancillary businesses in Pennsylvania. In December 1995, the Company acquired the outstanding capital stock of Glenmark Associates, Inc., a long-term care provider that operates 21 facilities and several ancillary businesses with approximately 1,700 beds located principally in West Virginia. In 1996, the Company completed the construction of two new skilled nursing facilities which are currently managed by the Company. Three additional facilities under construction are scheduled to open in 1997. In addition, the Company opened its first newly constructed assisted living facility during the fourth quarter of 1996 and has two assisted living facilities under construction.

INDUSTRY BACKGROUND

The long-term care industry encompasses a broad range of healthcare services provided to the elderly and to other patients with medically complex needs who can be cared for outside of the acute care hospital environment. Long-term care facilities offer skilled nursing care, routine rehabilitation therapy and other support services, primarily to elderly patients. In addition, long-term care facilities may provide a broad range of specialty medical services. The Company believes that demand for the services provided by long-term care facilities will increase substantially during the next decade due primarily to demographic trends, advances in medical technology and emphasis on healthcare cost containment. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities. In addition, a trend toward consolidation in the industry is expected to provide the Company with opportunities for future growth.

COMPANY STRATEGY

Multicare has implemented an operating strategy and growth strategy designed to sustain and enhance the Company's competitive position and to foster its expansion into targeted geographic areas. The Company's operating strategy focuses on providing high quality long-term care and specialty medical services on a cost-effective basis. The Company seeks to maximize revenue and operating profit by seeking to position itself as a premier provider in its markets thereby achieving high occupancy rates and a favorable payor mix. The Company employs rigorous managerial and financial controls which seek to contain costs without compromising the quality of care provided. The Company also attempts to acquire or develop facilities that are concentrated in selected geographic regions to enable it to achieve operating efficiencies through economies of scale and reduced corporate overhead.

The Company's growth strategy emphasizes (i) the expansion and diversification of its operations by selectively acquiring and developing long-term care facilities, assisted-living residences, pharmacies and specialty medical service providers in targeted geographic areas and (ii) further development of post-acute or non-acute services in selected geographic areas to create a continuum of services through the expansion of assisted living, home health care, hospital-based subacute care and other related care. The Company has grown substantially through acquisitions and through its ability to integrate newly acquired operations into its existing operations and to increase their profitability by implementing revenue enhancement and cost control programs. There can be no assurance, however, that future suitable acquisition candidates will be located, that acquisitions can be consummated or that added facilities can be operated profitably or integrated successfully into the Company's operations. As a result of acquisitions recently consummated and the Company's continued expansion of its specialty medical services, the Company is now able to offer directly to many of its patients, rather than relying on third party providers, pharmacy, rehabilitation, therapy, subacute care and other specialized services, which has enabled the Company to better respond to the needs of its patients and to control the costs related to such services.

     The following summarizes the key elements of the Company's strategy:

Provide High Quality Care. In order to provide quality care to its residents, the Company seeks to employ highly qualified administrators and nurses, and to retain the services of qualified medical directors. Regional quality assurance professionals and committees at the facility level (composed of the facility administrator and the facility's senior medical professionals) continually monitor the quality of care provided to ensure compliance with Company and governmental standards. The Company believes that its commitment to providing high quality care and services has enhanced the reputation and the competitive position of its facilities in the markets they serve.

Achieve Operating Efficiencies. Multicare has maintained its strong operating performance through effective managerial and financial control systems and geographic concentration. The Company believes that concentrating its long-term care facilities within selected geographic regions enables the Company to achieve operating efficiencies through economies of scale, reduced corporate overhead and more effective management supervision and financial controls. Geographic concentration also allows the Company to establish more effective working relationships with referral sources and regulatory authorities in the states in which it operates. The Company's management philosophy stresses close oversight of facility operations by individuals in three levels of management (facility, divisional and corporate). The Company's centralized, automated financial reporting system enables corporate financial personnel to monitor key operating and financial data and budget variances on a timely basis.

Maintain High Occupancy Rates and Quality Mix. An important strategy in expanding the revenues and profitability of the Company's facilities is to maintain high occupancy and achieve a favorable payor mix. The Company seeks to achieve this by: (i) expanding the breadth and quality of services offered, including the addition of pharmacy and other specialty medical services and (ii) maintaining marketing programs designed to increase occupancy, improve quality mix and develop additional referral sources.

Expand Specialty Medical Services. Specialty medical services include subacute care for medically complex patients, intensive rehabilitation therapies and in-house pharmacy services. These services are usually provided at higher profit margins than routine services and compete with significantly higher cost hospital care. The Company operates units dedicated to subacute care within certain of its long-term care facilities, in addition to providing subacute services throughout the majority of its facilities. The Company also operates two outpatient rehabilitation centers. The Company provides therapies including physical, occupational and speech services at all its skilled nursing facilities and respiratory services at selected facilities. Multicare currently owns and operates institutional pharmacies that service in excess of 24,000 patients.

Acquire Additional Facilities. In its existing regions, the Company seeks to strengthen its operations base through acquiring or constructing individual facilities. The Company believes that expansion into new geographic regions can be achieved most economically through the acquisition of multi-facility operations. In identifying and selecting acquisition candidates, the Company takes into consideration opportunities for revenue expansion, either through quality improvements or changes in the mix of services offered, and cost control, as well as community demographics, historical occupancy rates, existing payor mix, reputation, regulatory compliance history, state reimbursement policies and the physical condition and appearance. The Company believes it has been successful to date in improving the operating performance of acquired facilities through increased occupancy rates, expansion of the scope of specialty medical services offered, improved payor mix, modernization and renovation and introduction of its buying power and management and financial control systems.

Construct and Expand Facilities. The Company maintains a construction division that is responsible for the supervision of new construction, renovation and additions. The Company's construction capabilities enable it to capitalize on new development opportunities in its markets and to effectively expand and renovate its existing facilities when permitted by law. The Company completed and is currently managing two newly constructed skilled nursing facilities during 1996 and has three additional facilities under construction scheduled to open in 1997. In addition, the Company opened its first newly constructed assisted living facility during the fourth quarter of 1996 and has two assisted living facilities under construction. The Company does not act as a general contractor, but has in-house architects and has developed a facility prototype for use at its new facilities. In selecting development sites, the Company takes into account community demographics, historical occupancy rates of facilities in the same area, state reimbursement policies and site conditions.

PATIENT SERVICES

Basic Patient Services

Basic patient services are those traditionally provided to elderly patients in long-term care facilities and assisted-living residences with respect to daily living activities and general medical needs. The Company provides 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides in all of its skilled nursing facilities. Each long-term care facility is managed by an on-site licensed administrator who is responsible for the overall operations of the facility, including quality of care. The medical needs of patients are supervised by a medical director who is a licensed physician. While treatment of patients is the responsibility of patients' attending physicians who are not employed by the Company, the medical director monitors all aspects of patient treatment. The Company also provides a broad range of support services including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies, and routine rehabilitation therapy. Each long-term care facility offers a number of activities designed to enhance the quality of life for patients. These activities include entertainment events, musical productions, arts and crafts and programs encouraging community interaction with patients and visits to the facility. The Company provides housing, personal care and support services as well as certain routine nursing services in its assisted-living residences.

The Company currently provides specialized care for Alzheimer's patients under the supervision of specially trained skilled nursing, therapeutic recreation and social services personnel. The Company's Alzheimer's programs include music therapy, gross and fine motor activity, reality orientation and cognitive stimulation designed to counter the hyperactivity, memory loss, confusion and reduced learning ability experienced by Alzheimer's patients.

Specialty Medical Services

Specialty medical services are provided to patients with medically complex needs who generally require more intensive treatment and a higher level of skilled nursing care. These services typically generate higher profit margins than basic patient services because the higher complexity of the patients' medical conditions results in a need for increased levels of care and ancillary services.

Institutional Pharmacy Services. The Company operates seven institutional pharmacies which currently serve a total of approximately 24,000 patients. The pharmacies provide long-term healthcare facilities and other institutions a variety of products and services including prescription drugs, pharmacy consulting, and enteral, urological and intravenous therapies. The Company's concentration of facilities in certain targeted geographic regions enables it to provide these services to its facilities in those regions as well as to facilities not operated by the Company.

Subacute Care. Subacute care includes services provided to patients with medically complex conditions who require ongoing nursing and medical supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Services in this category include ventilator care, intravenous therapy, wound care management, traumatic brain injury care, post-stroke CVA (cardiovascular accident) care, CAPD (continuous ambulatory peritoneal dialysis), pain management, hospice care, and tracheotomy and other ostomy care. The Company provides a range of subacute care services to patients at its facilities. The Company plans to continue to expand its subacute care capabilities by supplementing and expanding currently available services and by developing expertise in additional services.

Rehabilitation Therapies. The Company provides rehabilitation therapy programs at substantially all of its facilities. To complement the routine rehabilitation therapy services provided to its long-term care patients, the Company has developed specialized rehabilitation therapy programs to serve patients with complex care needs, such as motor vehicle and other accident victims, persons suffering from job-related injuries and disabilities, and joint-replacement patients. The Company employs full time physical, occupational, and speech therapists at a majority of its facilities. The Company also offers respiratory services at selected facilities. In addition, the Company operates two outpatient rehabilitation facilities in New Jersey and Illinois.

OPERATIONS

General. The day-to-day operations of each long-term care facility are managed by an on-site state licensed administrator who is responsible for the overall operation of the facility, including quality of care, marketing, and financial performance. The administrator is assisted by an array of professional and non-professional personnel (some of whom may be independent providers), including a medical director, nurses and nursing assistants, social workers, therapists, dietary personnel, therapeutic recreation staff, and housekeeping, laundry and maintenance personnel. The business office staff at each facility manage the day-to-day administrative functions, including data processing, accounts payable, accounts receivable, billing and payroll.

The facilities operated by the Company are currently divided into five divisions, each of which is supervised by a team including a divisional director, a divisional controller, a marketing director, an operations performance director, and a clinical services director. The divisional and facility personnel are supported by a corporate staff based at the Company's New Jersey headquarters. Corporate personnel are responsible for the establishment of policies and procedures, training, goals, and strategies; quality assessment and assurance oversight; reimbursement, accounting, information technology, cash management, and treasury functions; the development of monitoring systems and operational procedures; construction and development programs; human resources management; and the development and implementation of new programs.

Management   and  Financial  Controls.  Consistent  with  its   strategy   of
maintaining strict control over costs, the Company has developed an integrated structure of management and financial systems and controls intended to maximize operating efficiency. The Company stresses frequent communication among facility, divisional and corporate personnel and active involvement by management in the day-to-day operations of the facilities. The Company's integrated management and financial information systems enable management to monitor key operations and financial data on a timely basis. Key operating data, such as payables and billing data, cash collections and admissions/discharge data, are entered into the system daily from workstations located at each facility. This information forms the basis for a variety of management and financial reports, including monthly financial statements.

Quality Assurance. The Company has developed a comprehensive quality assurance program involving personnel at all levels and designed to maintain standards of care at each of the Company's facilities. Each facility maintains a quality assurance committee comprised of facility management and senior medical professionals. The committee is responsible for monitoring and evaluating all aspects of the facility's operations, including patient care, physical environment, staff appearance, patient rights, patient activities, and dietary regimen. Facility administrators and divisional directors are encouraged to play an active role in quality assurance by maintaining a high-profile presence and closely monitoring all aspects of operations. The Company believes its quality assurance process is unique in that the scored internal assessment tools that measure quality and quantify standards are used by both facility staff and corporate evaluators. The tools incorporate federal guidelines, standards of practice, and corporate policies and procedures. State guidelines are included as applicable during the evaluation process. All medical and other consulting personnel are required to prepare and submit reports at the end of each scheduled visit identifying any patient care or other quality related issues. Patient satisfaction surveys are conducted periodically and provide a confidential method for patients and their families to comment on the Company's patient care services. Discharge interviews allow the Company to assess patient satisfaction and to isolate potential patient care issues.

Marketing. The Company engages in local and divisional marketing efforts to promote and maintain occupancy rates, to improve its quality mix and to enter into and maintain arrangements with managed care providers. The Company's marketing activities are overseen by a corporate vice president of marketing who oversees the marketing efforts of the Company's marketing directors and facility admissions directors and administrators, who together seek to establish relationships with referring physicians, hospital discharge planners, managed care companies, social workers, community organizations, local attorneys, bank trust officers, and senior citizens', Alzheimer's and other support groups. The Company believes that many of the services and programs provided by its facilities supplement formal marketing efforts by promoting a facility's reputation in the community as the provider of choice in the local markets. For example, the availability of specialty medical services can be a key factor in the selection of a long-term care facility. In addition, each facility offers a variety of community programs and activities which are designed primarily as a service to the community and as a means to enhance the quality of patient life. The Company believes these programs also contribute to increased occupancy by making the facility a more attractive choice to prospective residents.

SOURCES OF REVENUES

The Company derives its revenues principally by providing skilled nursing services and specialty medical services which include institutional pharmacy services, rehabilitation therapies, subacute care, sales of medical supplies, home health care and other specialized services. The sources of the Company's revenues are a combination of private payment sources, state Medicaid programs for indigent patients and the Federal Medicare program for certain elderly and disabled patients. The Company's skilled nursing revenues are determined by a number of factors, including the licensed bed capacity of its facilities; the occupancy rates at its facilities; the mix of patients and the rates of reimbursement among payor categories (private, Medicaid and Medicare); and the extent to which certain ancillary services the Company provides to patients in its facilities are utilized by the patients and paid for by the respective payment sources. The Company employs reimbursement specialists to monitor applicable cost ceilings and other regulatory developments, to comply with all reporting requirements and to assist the Company in recovering reimbursement payments. While the Company believes that it has been successful in meeting applicable cost ceilings and in obtaining reimbursement, there can be no assurance that reimbursement rates will remain at present levels. In particular, cost containment proposals at both the Federal and state levels may have an adverse effect on the Company's ability to recover its costs of providing services to Medicaid and Medicare patients. See "--Governmental Regulation."

The following table identifies the Company's net revenues attributable to each of its revenue sources for the periods indicated below.

                              Net  Revenues
                          Year ended December 31,
                            1994   1995   1996
Private and other           39%    41%    40%
Medicaid                    38%    34%    35%
Medicare                    23%    25%    25%
    Total                   100%   100%   100%

Private Pay and Other. Private pay revenues include payments from individuals who pay directly for services without governmental assistance and include payments from commercial insurers, Blue Cross organizations, health maintenance organizations, preferred provider organizations, workers' compensation programs and other similar payment sources. The Company's rates for private pay patients are typically higher than rates for patients eligible for assistance under state-administered reimbursement programs. The private pay rates charged by the Company are influenced primarily by the rates charged by other providers in the local market and by Medicaid and Medicare reimbursement rates. Competitor analyses are undertaken periodically to discern local market pricing. Specialty medical services are usually reimbursed under casualty and health insurance coverages. The acuity levels for these insurance patients are generally higher and require additional staff and increased utilization of facility resources, resulting in higher payment rates. Individual cases are either negotiated on a case by case basis with the insurer or the rates are prescribed through managed care contract provisions. Also included are revenues derived from pharmacy services, management fees, and certain other ancillary businesses.

Medicaid. Substantially all of the facilities operated by the Company participate in the Medicaid program. Under the Federal Medicaid statute and related regulations, state Medicaid programs must provide facility rates that are reasonable and adequate to cover the costs of efficiently and economically operated facilities providing services in conformity with state and Federal standards. Furthermore, payments must be sufficient to enlist enough providers so that service under the state's Medicaid plan are available to recipients at least to the extent that those services are available to the general population. The Medicaid programs in the states within which the Company operates pay a per diem rate for providing services to Medicaid patients based upon historical costs adjusted for inflation and subject to restrictive limitations. The reimbursement methodologies upon which reimbursement is based may be either prospective or retrospective in nature. Reimbursement rates are determined by the state, while the Federal government retains the right to approve or disapprove individual state plans. Medicaid programs in certain states in which the Company operates currently include incentive allowances for providers whose costs are less than certain ceilings and who meet other requirements. See "--Governmental Regulation."

Medicare. Substantially all of the Company's facilities are certified Medicare providers. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part (Part A) covers inpatient hospital services and services furnished by other institutional healthcare providers, such as long-term care facilities. The second part (Part B) covers the services of doctors, suppliers of medical items and services, and various types of outpatient services. Part B services include physical, speech and occupational therapy, medical supplies, certain intensive rehabilitation and psychiatric services, ancillary diagnostic services, and other services of the type provided by long-term care or acute care facilities. Part A coverage is limited to a specified term (generally 100 days in a long-term care facility) and requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment. There are no limits on duration of coverage for Part B services, but there is an annual deductible and a co-insurance requirement for most services covered by Part B.

The Medicare program is a retrospective program. An interim rate based upon historical cost factors is paid by Medicare during the cost reporting period and a cost settlement is made based on actual costs for the period. Final settlements are subject to an audit of the filed cost report whereby adjustments may result in additional payments being made to the Company or in recoupments from the Company. Under the Medicare program, the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit. As the Company expands its specialty medical services, the costs of care for these patients are expected to exceed the regional reimbursement limits. As a result, the Company has submitted and will be required to submit further exception requests to recover the excess costs from Medicare. There is no assurance the Company will be able to recover such excess costs under pending or any future requests. The failure to recover these excess costs in the future would adversely affect the Company's financial position and results of operations.

To date, adjustments from Medicare and Medicaid audits have not had a material adverse effect on the Company. There can be no assurance that future adjustments will not have a material adverse effect on the Company.

COMPETITION

The Company competes with other long-term care and assisted-living providers on the basis of the breadth and quality of services, the quality, appearance and reputation of its facilities and price. The Company also competes in the recruitment of qualified healthcare personnel and the acquisition and development of additional facilities or residences. The Company's current and potential competitors include national, regional and local long-term care and assisted-living providers as well as acute care hospitals and rehabilitation hospitals, some of whom have significantly greater financial and other resources than the Company. The Company also faces competition from other local pharmaceutical distributors and providers of home healthcare. In addition, certain competitors are operated by not-for-profit organizations and similar businesses which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. There can be no assurance that the Company will not encounter increased competition in the future which could adversely affect the Company's operating results, particularly if existing restrictive policies relating to the issuance of Certificates of Need are relaxed.

The Company expects competition for the acquisition and development of long-term care facilities to increase in the future as the demand for long-term care increases. Construction of new (or the expansion of existing) long-term care facilities near the Company's facilities could adversely affect the Company's business. State regulations generally require a Certificate of Need before a new long-term care facility can be constructed or additional licensed beds can be added to existing facilities. Certificate of Need legislation is currently in place in all states in which the Company operates except in Pennsylvania where the existing certificate of need legislation expired on December 18, 1996. A bill has been introduced in the Pennsylvania legislature to re-establish Certificate of Need requirements; however, the Company has been advised that there is little likelihood such bill will be passed. In Ohio, the current Certificate of Need legislation for the long-term care industry has a "sunset provision" which will result in the legislation expiring as of July 1, 1997. A bill which would extend the Certificate of Need legislation for two years until June 30, 1999 has been passed by the Ohio House of Representatives and, as of the date of this filing, is still under discussion in the Ohio Senate. The Company believes that Certificate of Need regulations reduce the possibility of overbuilding and promote higher utilization of existing facilities. However, a relaxation, expiration or elimination of Certificate of Need requirements could lead to an increase in competition. In addition, as cost containment measures have reduced occupancy rates at acute care hospitals, a number of these hospitals have converted portions of their facilities into subacute units. Competition from acute care hospitals could adversely affect the Company and certain states in which the Company operates have considered or are considering action that could facilitate such competition.

GOVERNMENTAL REGULATION

The Federal government and all states in which the Company operates regulate various aspects of the Company's business. In addition to the regulation of rates by governmental payor sources, the development and operation of long-term care facilities and the provision of long-term care services are subject to Federal, state and local licensure and certification laws which regulate with respect to a facility, among other matters, the number of beds, the services provided, the distribution of pharmaceuticals, equipment, staffing requirements, operating policies and procedures, fire prevention measures, and compliance with building and safety codes and environmental laws. There can be no assurance that Federal, state or local governments will not impose additional restrictions which might adversely affect the Company's ability to provide its services and receive reimbursement of its expenses.

All of the facilities operated by the Company are licensed under applicable state laws and have the required Certificates of Need from responsible state authorities.

Substantially all of the Company's facilities are certified or approved as providers under the Medicaid and Medicare programs. Further, the Company has no reason to believe that any individual providers of healthcare services at the Company's facilities do not meet applicable licensing requirements. Both initial and continuing qualification of a long-term care facility to participate in such programs depend upon many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, residents' rights, safety, personnel, physical environment, and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and/or Federal agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government sponsored third party payor programs. Failure to comply with these standards could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, the issuance of a provisional license for a facility, suspension or decertification from the Medicaid or Medicare program, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, the imposition of limitations on a facility's license, the appointment of third-party temporary management for a facility, revocation of the facility's license or closure of a facility. There can be no assurance that the facilities owned, leased or managed by the Company, or the provision of services and supplies by the Company, will initially meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or state licensing authorities. Changes in the Federal survey regulations which became effective July 1, 1995 allow for the exercise of broad discretion by the Federal and state governments in the survey process.

The Company believes that its facilities are in substantial compliance with all statutes, regulations, standards and requirements applicable to its business. However, the compliance history of a prior operator may be used by state or Federal regulators in determining possible actions against a successor operator, and in the ordinary course of business, the Company's facilities receive notices of deficiencies following surveys for failure to comply with various regulatory requirements. In most cases, the Company and the reviewing agency will agree upon corrective measures to be taken to bring the facility into compliance. From time to time, survey deficiencies have resulted in various penalties against certain facilities and the Company. These penalties have included monetary fines, temporary bans on the admission of new patients and the placement of restrictions on the Company's ability to obtain or transfer certificates of need in certain states. To date, no survey deficiencies or any resulting penalties have had any material adverse affect on the Company's operations, however, there can be no assurance that future surveys will not result in penalties or sanctions which could have a material adverse affect on the Company.

The Company is also subject to Federal and state laws which govern financial and referral arrangements between healthcare providers. Federal laws, as well as the law of certain states, prohibit direct or indirect payments, or fee-splitting arrangements between healthcare providers, that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services or the purchase, sale, or lease of any service or product for which payment may be made under the Medicare or Medicaid programs. These laws include the Federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who are in a position to refer patients and personal service agreements have, under certain circumstances, been alleged to violate these provisions. Certain discount arrangements may also violate the law. A violation of the Federal anti-kickback law could result in the loss of eligibility to participate in Medicare or Medicaid, or in criminal and civil penalties.

In addition, the Federal government and some states restrict certain business relationships between physicians and other providers of healthcare services. Effective January 1, 1995, the Stark law prohibits any physician with a financial relationship (defined as a direct or indirect ownership or investment interest or compensation arrangement) with an entity from making a referral for a "designated health service" to that entity, and prohibits that entity from billing for such services. "Designated health services" do not include skilled nursing services, but do include many services which nursing facilities provide to their patients including clinical laboratory services, therapy and enteral and parenteral nutrition.

All but one of the states in which the Company operates have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and changes in ownership and determine that a need exists prior to the addition or reduction of beds or services, the implementation of other changes, the incurrence of certain capital expenditures or, in certain states, the closure of a facility. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability of the facility to provide the service, operate the facility, or complete the acquisition, addition or other change, and may also result in the imposition of sanctions or other adverse action on the facility's license and reimbursement. See "_Competition" for a discussion of the status of
Certificate of Need legislation in certain states in which the Company operates.

On August 21, 1996, President Clinton signed the Health Insurance Portability and Accountability Act ("HR 3103"). HR 3103 contains a variety of significant healthcare fraud and abuse provisions, including creation of a coordinated federal healthcare fraud and abuse program; establishment of a Medicare integrity program; expansion of current healthcare fraud and abuse sanctions; creation of a healthcare fraud criminal sanction; creation of a criminal penalty for fraudulent disposition of assets in order to obtain Medicaid benefits; and expansion of the authority to impose, and increasing the amount of, civil monetary penalties.

There are numerous legislative and executive initiatives at the Federal and state levels for healthcare reform with a view toward, among other things, slowing the overall rate of growth in healthcare expenditures. The Company is unable to predict the impact of healthcare reforms on the Company; however it is possible that such proposals could have a material adverse effect on the Company.

The Company is also subject to a wide variety of Federal, state and local environmental and occupational health and safety laws and regulations. Among the types of regulatory requirements faced by health care providers are: air and water quality control requirements; waste management requirements; specific regulatory requirements applicable to asbestos, polychlorinated biphenyls, and radioactive substances; requirements for providing notice to employees and members of the public about hazardous materials and wastes; and certain other requirements.

In its role as owner and/or operator of properties or facilities, the Company may be subject to liability for investigating and remedying any hazardous substances that have come to be located on the property, including such substances that may have migrated off, or emitted, discharged, leaked, escaped or been transported from, the property. Ancillary to the Company's operations are, in various combinations, the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. Such activities may result in damage to individuals, property or the environment; may interrupt operations and/or increase their costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. There can be no assurance that the Company will not encounter such risks in the future, and such risks may have a material adverse effect on the operations or financial condition of the Company.

EMPLOYEES

As of December 31, 1996, the Company employed approximately 14,800 persons. Approximately 2,100 employees at 28 of the Company's facilities are covered by collective bargaining agreements. The Company believes that it has had good relationships with its employees and with the unions that represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future operations.

The healthcare industry has at times experienced a shortage of qualified healthcare personnel. While the Company has been able to retain the services of an adequate number of qualified personnel to staff its facilities appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not in the future affect the ability of the Company to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect the Company's operating results or expansion plans. The Company competes with other healthcare providers and with non-healthcare providers for both professional and non-professional employees.

INSURANCE

The provision of healthcare services entails an inherent risk of liability. The Company maintains liability insurance providing coverage which it believes to be adequate. In addition, the Company maintains property, business interruption, and workers' compensation insurance covering all facilities in amounts deemed adequate by the Company. There can be no assurance that any future claims will not exceed applicable insurance coverage or that the Company will be able to continue its present insurance coverage on satisfactory terms, if at all.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                 Age  Position
Moshael J. Straus    44   Chairman of the Board of Directors,
                          Co-Chief Executive Officer
Daniel E. Straus     40   President, Co-Chief Executive Officer and Director
Stephen R. Baker     41   Executive Vice President, Chief Operating Officer
and Director
Susan S. Bailis      51   Senior Vice President, A.D.S /Multicare
Bradford C. Burkett  36   Senior Vice President, General Counsel
                          and Secretary
Thomas P. Foy        46   Senior Vice President, Government Relations
                          and Business Development
Andrew Horowitz      35   Senior Vice President, Ancillary Services
Joel Jaffe           50   Senior Vice President, Treasurer
Mark R. Nesselroad   41   Senior Vice President, Acquisitions, Construction
and Development
Robert S. Anderson   35   Vice President, Finance
Kevin P. Breslin     30   Vice President, Acquisitions
Ronald G. Clarendon  53   Vice President, Employee Relations
Janice M. Greer      57   Vice President, Professional Services
Keith F. Helmer      41   Vice President, Operations
Kent R. Hugill       44   Vice President, Marketing
Barbara A. Marte     57   Vice President, Product Development
                          and Enhancement

Certain additional information concerning the above persons is set forth below:

Moshael J. Straus, the brother of Daniel E. Straus, was a co-founder of the Company in 1984 and since 1978, was involved in the business of the Company's predecessors. Mr. Straus has been co-principal owner of the Company since its establishment. He assumed the positions of Chairman of the Board of Directors and Co-Chief Executive Officer of the Company in September 1992. Mr. Straus has been a member of the Board of Directors since 1992.

Daniel E. Straus, the brother of Moshael J. Straus, was a co-founder of the Company in 1984 and since 1978, was involved in the business of the
Company's predecessors. Mr. Straus has been co-principal owner of the Company since its establishment. He assumed the positions of President and Co-Chief Executive Officer of Multicare in September 1992. Mr. Straus has served on the Board of Directors since 1992.

Stephen R. Baker has served as Executive Vice President responsible for finance and operations of the Company since August 1994, and served as its Senior Vice President and Chief Financial Officer of the Company since December 1992. Prior to joining Multicare, he was a partner at the public accounting firm of KPMG Peat Marwick LLP where he was employed for 16 years. Mr. Baker is a Certified Public Accountant. Mr. Baker has been a member of the Board of Directors since May 1994.

Susan S. Bailis has served as Senior Vice President, A.D.S/Multicare and as President of the Company's subsidiaries that operate or manage the Company's business in Massachusetts, Rhode Island, Vermont and Connecticut since December 1996. Prior to joining Multicare, Ms. Bailis was since 1986 the President of The A.D.S Group, a privately held long-term care company headquartered in Newton, Massachusetts which was acquired by the Company in December 1996.

Bradford C. Burkett was named a Senior Vice President in 1996, has served as Vice President, General Counsel and Secretary of the Company since May 1995 and joined the Company as its Vice President and Deputy General Counsel in June 1994. Mr. Burkett became Secretary of the Company in August 1994. Prior to June 1994, Mr. Burkett was engaged in the private practice of law with the New York City firm of Kaye Scholer Fierman Hays & Handler since 1985.

Thomas P. Foy joined the Company in July 1994 as Senior Vice President, Government Relations and Business Development. Prior to such time, Mr. Foy served as Senior Vice President at Hill International, a construction consulting company since January 1990. Mr. Foy served as a New Jersey State Senator from 1990 to 1992 and a New Jersey Assemblyman from 1984 to 1990.

Andrew Horowitz has served as Senior Vice President, Ancillary Services of the Company since February 1997 and joined the Company as its Director of Pharmacy Operations in January 1995. Prior to joining Multicare, Mr. Horowitz was since 1988 the Executive Vice President and a principal owner of Scotchwood Pharmacy, a New Jersey based institutional pharmacy business which was acquired by the Company in January 1995.

Joel Jaffe has served as Senior Vice President, Treasurer of the Company since May 1995. Prior to joining Multicare, he was a partner at the public accounting firm of KPMG Peat Marwick LLP where he was employed for 27 years. He is a Certified Public Accountant.

Mark R. Nesselroad has served as Senior Vice President, Acquisitions, Construction and Development of the Company since February 1997 and as chief executive officer of the Company's subsidiary that operates the Company's business in West Virginia since joining the Company in December 1995. Prior to joining Multicare, Mr. Nesselroad was a co-founder and since 1984 had been the chief executive officer of Glenmark Associates, Inc., a privately held long-term care operator in West Virginia which was acquired by the Company in December 1995.

Robert S. Anderson served as Vice President, Finance of a predecessor of the Company since October 1988 and assumed the same position of Vice President, Finance of the Company in September 1992. He joined Multicare Management in October 1986 as Corporate Controller. He is a Certified Public Accountant.

Kevin P. Breslin has served as Vice President, Acquisitions of the Company since May 1995 and joined the Company as its Director of Financial Accounting in April 1993. Prior to joining the Company, he was employed at KPMG Peat Marwick LLP for 4 years. He is a Certified Public Accountant.

Ronald G. Clarendon served as Vice President, Employee Relations of a predecessor of the Company since August 1991 and assumed the same position with Multicare in September 1992. Prior to 1991, Mr. Clarendon specialized in all facets of labor relations with Western Union Corporation.

Janice M. Greer has served as Vice President, Professional Services of the Company since February 1997 and joined the Company as its Director of Professional Services in September 1994. Prior to joining Multicare she was the Corporate Director of Quality Assurance for Aaron Enterprises, a long-term care assisted living and retirement living company in North Carolina, from February 1993 through 1994. Previously she was employed at Beverly Enterprises from 1982 until 1993 where she served in a variety of positions relating to quality assurance.

Keith F. Helmer joined the Company in January 1997 as its Vice President, Operations. Prior to joining Multicare, Mr. Helmer was employed at Arbor Health Care Company where he served as Vice President of Operations from September 1995 until December 1996, and as Regional Vice President of Operations from September 1994 through September 1995. Previously, he was the Vice President of Operations at Connecticut Subacute Corporation, a subacute, rehabilitation and extended care management corporation, from January 1993 until April 1994.

Kent R. Hugill has served as Vice President, Marketing of the Company since February 1997 and joined the Company as its Corporate Director of Marketing in December 1995. Prior to joining Multicare, Mr. Hugill was since 1995 the Vice President, Sales and Marketing, at Assurqual, Inc., a Baltimore-based information, technology and consulting company. From 1988 until 1995 he was employed at Health Care and Retirement Corporation in Toledo, Ohio where he served in a variety of positions including Director of Marketing and Regional Operations Manager.

Barbara  A.  Marte  has  served as Vice President,  Product  Development  and
Enhancement of the Company since January 1995. Prior to such time, she served as Director of Subacute Services of the Company since January 1994. Ms. Marte was previously a Director of Subacute Development for Beverly Enterprises, Inc. from 1991 through 1993. Prior to 1991, for more than five years, Ms. Marte served in various corporate and marketing positions with Genesis Health Ventures, Inc.

ITEM 2.  PROPERTIES

As of December 31, 1996, the Company operated 151 long-term care facilities and two outpatient rehabilitation centers (82 owned, 28 leased and 43 managed). The Company has sought to retain ownership of a significant portion of its real estate and it believes this provides the Company with substantial financing flexibility.

The Company has granted security interests in substantially all of its assets to secure its credit facilities. Twenty-five of the Company's facilities are leased by the respective operating entities from third parties. One of the Company's Connecticut facilities and one of the Company's New Jersey facilities are leased from related parties owned by the principal stockholders of the Company and one of the Company's New Jersey facilities is leased from a related party 50% owned by certain principal stockholders of the Company. The inability of the Company to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain facility leases do not provide for non-disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner.

The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

The following table summarizes by state certain information regarding the Company's facilities and outpatient rehabilitation centers at December 31, 1996 (excluding 14 facilities with 1,668 beds at which the Company provides quality assurance consulting services):

                     Owned (1)     Leased        Managed          Total
              Facilities Beds Facilities Beds Facilities Beds Facilities Beds

Massachusetts      6     876      5      742     38      2,557   49     4,175

New Jersey         13    1,425    8      1,294   ---     ---     21     2,719

Pennsylvania       13    1,520    ---    ---     3       654     16     2,174

West Virginia      16    1,464    4     331      1       62      21     1,857

Ohio               10    896      4     250      ---     ---     14     1,146

Connecticut        5     766      2     250      1       90      8      1,106

Illinois           10    857      1     92       ---     ---     11     949

Wisconsin          5     710      2     231      ---     ---     7      941

Rhode Island       3     373      ---   ---      ---     ---     3      373

Virginia           ---   ---      2     175      ---     ---     2      175

Vermont            1     58       ---   ---      ---     ---     1      58
                   82    8,945    28    3,365    43      3,363   153    15,673

(1) Includes 7 facilities with 889 beds which are not wholly owned.


ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to claims and legal actions arising in the ordinary course of business. Management does not believe that any litigation to which the Company is currently a party will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                   PART II

ITEMS 5 THROUGH 8.

   Information required by Items 5 through 8 of Form 10-K is included in the Company's 1996 Annual Report to stockholders and is incorporated herein by reference as indicated below:

Item    No.                                     Page

5       Market for Registrant's Common Equity
        and Related Stockholder Matters         29, 31
6       Selected Financial Data                 13
7       Management's Discussion and Analysis
        of Financial Condition and
        Results of Operations                   14-17
8       Financial Statements and
        Supplementary Data                      18-30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOUSRE

None.

                                    PART III

ITEMS 10 THROUGH 13.

Information required by Items 10 through 13 of Form 10-K, is included in the definitive Proxy Statement to be filed on or before April 30, 1997, for the Company's 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                Page
(a)    1.Financial Statements
        All financial statements as set forth under
        Item 8 are incorporated by reference from the 1996 Annual Report to stockholders.

      2.Financial Statement Schedule
        Independent Auditors' Report on Financial
        Statement Schedule                                      F-1
        Schedule II - Valuation and Qualifying Accounts         F-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, omitted.

      3.Exhibits
        Exhibit
        No.            Description
        (1)  2     Reorganization and Subscription Agreement, dated as of
                   August 21, 1992, among The Multicare Companies, Inc.,
                   Daniel E. Straus, Moshael J. Straus, Adina S. Rubin
                   and Bethia S. Quintas
        (2)  3.1   Restated Certificate of Incorporation of The Multicare
                   Companies, Inc.
             3.2   Certificate of Amendment of Restated Certificate of
                   Incorporation of The Multicare Companies, Inc.
        (2)  3.3   By-laws of The Multicare Companies, Inc.
        (1)  4.1   Indenture for Senior Subordinated Notes
        (5)  4.2   Fiscal Agency Agreement for Subordinated Convertible
                   Debentures
        (1)  10.1  Lease, dated July 29, 1986, between Jackson Health Care
                   Associates and Health Resources of Jackson, Inc.
        (2)  10.2  Amended and Restated Amendment of Lease, dated as of
                   November 18, 1992 between Straus Associates and Health
                   Resources of Colchester, Inc.
        (2)  10.3  Amended and Restated 1993 Stock Option Plan
        (3)  10.4  Amendments dated March 15 and April 4, 1994 to the
                   Amended and Restated 1993 Stock Option Plan
        (3)  10.5  Non-Employee Directors' Stock Option Plan
        (4)  10.6  First Amendment Agreement dated as of October 19, 1995 among The Multicare Companies, Inc., Subsidiary Co-
                   Borrowers, Subsidiary Guarantors, and The Chase
                   Manhattan Bank, N.A.
        (5)  10.7  The Multicare Companies, Inc. Employee Stock Purchase Plan
        (5)  10.8  The Multicare Companies, Inc. Directors Retainer and
                   Meeting Fee Plan

        (5)  10.9  The Multicare Companies, Inc. Key Employee Incentive
                   Compensation Plan
        (5)  10.10 Amended and Restated Credit Agreement dated as of March
                   31, 1995 among The Multicare Companies, Inc.,
                   Subsidiary Co-Borrowers, Subsidiary Guarantors and The Chase Manhattan Bank, N.A.
        (5)  10.11 Loan Agreement dated October 13, 1992 between Meditrust
                   Mortgage Investments, Inc. and various Glenmark entities
        (5)  10.12 First Amendment to Loan Agreement dated as of November 30,
                   1995
        (5)  10.13 Intercreditor Agreement dated December 1, 1995 between
                   The Chase Manhattan Bank, N.A. , Meditrust Mortgage Investments, Inc. and Meditrust of West Virginia, Inc.
        (5)  10.14 Second Amendment to Loan Agreement entered into effective as of November 30, 1995
        (5)  10.15 Agreement and Plan of Merger Among HRWV, Inc., Glenmark
                   Associates, Inc., Glenmark Holding Company Limited Partnership, Mark R. Nesselroad and Glenn T. Adrian
        (5)  10.16 Facility Lease Agreement dated as November 30, 1995 between Meditrust of West Virginia, Inc. and Glenmark Limited Liability Company
        (5)  10.17 Second Amendment Agreement dated as of February 22,
                   1996 among The Multicare Companies, Inc. Subsidiary Co-Borrowers, Subsidiary Guarantors, The Banks Signatory hereto, and The Chase Manhattan Bank, N.A., as Agent
        (6)  10.18 Agreement and Plan of Merger, dated as of January 15,
                   1996, among The Multicare Companies, Inc., CHG
                   Acquisition Corp., and Concord Health Group, Inc.
        (7)  10.19 Second Amended and Restated Credit Agreement, dated as of May 22, 1996,among The Multicare Companies, Inc., the Subsidiary Co-Borrowers, the Subsidiary Guarantors, the Banks Signatory thereto and The Chase Manhattan
                   Bank, N.A., as Agent
        (7)  10.20  Acquisition Agreement, dated as of June 17, 1996, by and among A.D.S/Multicare, Inc. and Alan D. Solomont, David Solomont, Ahron M. Solomont, Jay H. Solomont,
                    David Solomont, Susan S. Bailis and the Seller Entities signatory thereto (the "A.D.S Acquisition Agreement")
        (7)  10.21  Amendment No. 1, dated August 12, 1996, to the A.D.S
                    Acquisition Agreement.
        (8)  10.22  Amendment No. 2, dated as of September 25, 1996 to the
                    A.D.S Acquisition Agreement.
        (8)  10.23  Amendment No. 3, dated as of October 29, 1996 to the
                    A.D.S Acquisition Agreement.
        (8)  10.24  Amendment No. 4, dated as of December 11, 1996 to the
                    A.D.S Acquisition Agreement.
        (8)  10.25  Third Amended and Restated Credit Agreement dated as of
                    December 11, 1996 among The Multicare Companies, Inc.
                    and certain of its Subsidiaries, and Nationsbank, N.A.
                    as Administrative Agent.
        (8)  10.26  Master Lease, Open End Mortgage and Purchase Option
                    dated as of December 11, 1996 among Academy Nursing
                    Home, Inc., Nursing and Retirement Center of the Andovers, Inc., Prescott Nursing Home, Inc., Willow
                    Manor Nursing Home, Inc., and A.D.S/Multicare, Inc.
        (8)  10.27  Appendix A to Participation Agreement, Master Lease,
                    Supplements, LoanAgreement, and Lease Facility
                    Mortgages.
        (8)  10.28  Participation Agreement, dated as of December 11, 1996 among The Multicare Companies, Inc., as Guarantor, Various Subsidiaries of The Multicare Companies, Inc.
                    as Lessees, Selco Service Corporation, as Lessor,
                    Various Financial Institutions as Tranche B Lenders, Nationsbank, N.A., as Lease Agent for the Lenders, and Nationsbank, N.A., as Collateral Agent for the Secured Parties.
            10.29   The Multicare Companies, Inc. Non-qualified Stock
                    Purchase Plan.

            10.30   Employment Agreement, dated as of January 1, 1995,
                    between The Multicare Companies, Inc. and Daniel E.
                    Straus.
            10.31   Employment Agreement, dated as of January 1, 1995,
                    between The Multicare Companies, Inc. and Moshael J.
                    Straus.
            10.32   Employment Agreement, dated as of January 1, 1995,
                    between The Multicare Companies, Inc. and Stephen R.
                    Baker.
            10.33   Employment Agreement, dated as of January 1, 1995,
                    between The Multicare Companies, Inc. and Paul J.
                    Klausner.
            10.34   Employment Agreement, dated as of January 1995, between
                    Care 4, L.P., and Andrew Horowitz.
            10.35   Employment Agreement, dated as of December 1995,
                    between Glenmark Associates, Inc. and Mark R.
                    Nesselroad.
            10.36   Amendment, dated July 19, 1996, to Agreement and
                    Plan of Merger among HRWV, Inc., Glenmark Associates,
                    Inc., Glenmark Holding Company Limited Partnership,
                    Mark R. Nesselroad and Glenn T. Adrian.
            11      Computation of Earnings Per Share
            13      1996 Annual Report to stockholders
            21      Subsidiaries of the Registrant
            23      Consent of KPMG Peat Marwick LLP, Independent Certified
                    Public Accountants
            27      Financial Data Schedule

(1) Incorporated by reference from Registration Statement No. 33-51176 on Form S-1 effective November 18, 1992.
(2) Incorporated by reference from Registration Statement No. 33-65444 on Form S-1 effective August 18, 1993.
(3) Incorporated by reference from Registration Statement No. 33-79298 effective June 22, 1994.
(4) Incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
(5) Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1995.
(6) Incorporated by reference from the Tender Offer Statement on Schedule 14D-1 of CHG Acquisition Corp., and The Multicare Companies, Inc., dated January 22, 1996.
(7) Incorporated by Reference from Registration Statement No. 333-12819 on Form S-3 effective October 24, 1996.
(8) Incorporated by reference from Current Report on Form 8-K, dated December 26, 1996.

(b)  Reports on Form 8-K.

On October 22, 1996 the Company filed a current report on Form 8-K reporting the Company announced in a press release its 1996 third quarter earnings.

On December 26, 1996, the Company filed a current report on Form 8-K reporting that the Company (i) announced in a press release the Company had completed the acquisition of The A.D.S Group; (ii) completed the acquisition of three facilities in Rhode Island; and (iii)amended and restructured its $350 credit facility and entered into a new lease facility with Nationsbank, N.A., as agent.

                        Independent Auditors' Report


The Board of Directors
The Multicare Companies, Inc.:


Under date of February 4, 1997, we reported on the consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule  as  listed  in  the accompanying index.  This  financial  statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                  KPMG Peat Marwick LLP


Short Hills, New Jersey
February 4, 1997

                                                                  SCHEDULE II



                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES
 .
                      Valuation and Qualifying Accounts

                  Years ended December 31, 1994, 1995, 1996

                               (In thousands)



Classifications          Balance     Charged     Charged                Balance
                            at       to costs    to other               at end
                       beginning of    and       accounts  Deductions     at
                          period     expenses      (1)         (2)      Period

Year ended December
31, 1996: Allowance
or doubtful accounts     $ 5,241      4,760      2,502        97      11,531

Year ended December
31, 1995: Allowance
for doubtful accounts    $ 2,726      3,483      ---          968     5,241

Year ended December
31, 1994: Allowance
for doubtful accounts    $ 1,642      1,712      ---          628     2,726

(1) Represents amounts related to acquisitions
(2) Represents amounts written-off as uncollectible.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  The Multicare Companies, Inc.

              By:  /S/ DANIEL E. STRAUS
                   Daniel E. Straus
                   President and Co-Chief Executive Officer

March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                          Date

MOSHAEL J. STRAUS      Chairman of the Board,            March 27, 1997
Moshael J. Straus      Co-Chief Executive Officer
                       and Director
                       (Principal Executive Officer)

DANIEL E. STRAUS       President, Co-Chief Executive     March 27, 1997
Daniel E. Straus       Officer and Director
                       (Principal Executive Officer)

STEPHEN R. BAKER       Executive Vice President,         March 27, 1997
Stephen R. Baker       Chief Financial Officer and
                       Director (Principal Accounting
                       Officer)

PAUL J. KLAUSNER       Director                          March 27, 1997
Paul J. Klausner

STUART H. ALTMAN       Director                          March 27, 1997
Stuart H. Altman

CONSTANCE B.
GIRARD-DICARLO         Director                          March 27, 1997
Constance B.
Girard-diCarlo

MENACHEM ROSENBERG     Director                          March 27, 1997
Menachem Rosenberg

GEORGE R. ZOFFINGER    Director                          March 27, 1997
George R. Zoffinger