Form 10-K/A
period 1996-12-31
MULTICARE COMPANIES INC
filed 1997-04-30
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-K/A



     Amendment to annual report pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934


                 For the fiscal year ended December 31, 1996



                        Commission File No. 34-22090


                        THE MULTICARE COMPANIES, INC.
           (Exact name of Registrant as specified in its Charter)



 The undersigned registrant hereby amends the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth in the pages attached hereto:



    Item 14. Exhibits and Reports on Form 8-K

     (a)  3. Exhibits
          Exhibit 99. Annual Report of The Multicare Companies, Inc. Employee Stock Purchase Plan

          Exhibit 23. Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants

          Exhibit 23.1 Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                      The Multicare Companies, Inc.

                                      /s/ STEPHEN R. BAKER

                                      Stephen R. Baker
                                      Executive Vice President
                                      and Chief Financial Officer


April 30, 1997

                                                                 Index


Independent Auditors' Report                                     F-1

Statement of Financial Position as of December 31, 1996          F-2

Statement of Income and Changes in Participants' Equity for
the year ended December 31, 1996                                 F-3

Notes to the Financial Statements                                F-4

                       Report of Independent Auditors



The Administrative Committee of
The Multicare Companies, Inc. Employee Stock Purchase Plan

  We have audited the accompanying statement of financial position of The Multicare Companies, Inc. Employee Stock Purchase Plan as of December 31, 1996 and the related statements of income and changes in participants' equity for the year ended December 31, 1996. These financial statements are the responsibility of the Plans Administrative Committee. Our responsibility is to express an opinion on the financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Administrative Committee, as will as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Multicare Companies, Inc. Employee Stock Purchase Plan as of December 31, 1996 and the income and changes in participants' equity for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    KPMG Peat Marwick LLP


Short Hills, New Jersey
April 28, 1997

                        THE MULTICARE COMPANIES, INC.
                        EMPLOYEE STOCK PURCHASE PLAN

                       Statement of Financial Position

                              December 31, 1996



                                                                  1996
Assets

Contributions Receivable                                        $ 4,217

Investment in The Multicare Companies, Inc. common stock,
at market value--- 43,752 shares (cost $693,391)                  885,978
                                                                ---------
                                                                $ 890,195

Liabilities and Participants' Equity

Undistributed Accounts of Former Participants                     20,372

Participants' Equity                                              869,823
                                                                ---------
                                                                $ 890,195



See accompanying notes to financial statements.

                        THE MULTICARE COMPANIES, INC.
                        EMPLOYEE STOCK PURCHASE PLAN

           Statement of Income and Changes in Participants' Equity

                    For the year ended December 31, 1996




                                                                  1996

Contributions by Employees                                      $ 705,135

Distribution of participants' balances                            (27,945)
                                                                ---------
                                                                  677,190


Increase in Net Realized and Unrealized Appreciation              192,633
                                                                ---------
Net increase in participants' equity                              869,823

Participants' Equity, Beginning of Year                         $     ---
                                                                ---------
Participants' Equity, End of Year                               $ 869,823



See accompanying notes to financial statements.

                        THE MULTICARE COMPANIES, INC.
                        EMPLOYEE STOCK PURCHASE PLAN

                              December 31, 1996

                      Notes to the Financial Statements



(1)  Organization

     The Multicare Companies, Inc. Employee Stock Purchase Plan ("the Plan") was established to secure for The Multicare Companies, Inc. ("the Company") and its stockholders the benefits of the incentive inherent in the ownership of common stock by its employees. The Plan became effective on January 1, 1996.

     The Plan is funded through voluntary employee contributions to be invested exclusively in shares of the Company's common stock, par value $0.01 per share. As of December 31, 1996, 510 employees were participating in the Plan.

(2)  Summary of Significant Accounting Policies

     The accompanying financial statements have been presented on an accrual basis of accounting.

     The assets of the Plan are recorded at fair value, measured by the closing price listed by the New York Stock Exchange as of December 31, 1996. All share data has been adjusted for the Company's three for two stock split in May 1996.

(3)  Investments

     The Plan held the following investments in The Multicare Companies, Inc. common stock:

                             Average Cost                     Market Value
                        Number of    Cost per              Price per
                        Shares       Share     Total       Share      Total
     December 31, 1996  43,752       15.848    693,391     20.25      885,978


     The cost of securities sold is determined on a first-in, first-out basis.

(4)  Contributions and Benefits

     CONTRIBUTIONS
     The Plan is funded through voluntary contributions received from participating employee payroll deductions on an after tax basis. Deductions may be authorized from a minimum of 1% to a maximum of 10% of base pay and bonuses, as defined. Purchases may not exceed $25,000 of market value per year. The purchase price for each share of common stock is equal to the lesser of (i) eighty-five percent of the fair market value of each share on the first day of the purchase period or
     (ii) eighty-five percent of the fair market value of each share on the last day of the purchase period. There are 1,200,000 shares authorized for issuance under the Plan. Shares are purchased and allocated to participants' accounts quarterly. No interest accrues or is paid on payroll deductions. Any cash dividends are invested automatically in common stock at 100% of fair market value on the last day of the purchase period. The Company did not pay dividends in 1996.

                        THE MULTICARE COMPANIES, INC.
                        EMPLOYEE STOCK PURCHASE PLAN

                Notes to the Financial Statements (continued)



     ELIGIBILITY
     All employees of non-union facilities of the Company, including directors and officers of the Company who are also employees of the Company, are eligible to participate in the Plan after completing at least six months of employment, as defined.

     DISTRIBUTIONS
     If a participant's employment with the Company terminates for any reason during a Plan year, all shares in the participants' common stock account and balances in the payroll deduction account shall be distributed. A participant may withdraw some or all of the shares in the participant's common stock account, as long as such shares have been held for a period of at least six months.

(5)  Administration

     The Plan is administered by a committee designated by the Board of Directors. All administrative expenses incurred in connection with the Plan are paid by the Company. All shares of common stock in the Plan are held in an account administered by the custodian, Smith Barney, Inc.

(6)  Federal Income Taxes

     The Plan is not a pension, profit-sharing or stock bonus plan qualified under the Internal Revenue Code of 1986, as amended (the "Code") section 401, nor is it subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan is intended to qualify under Code sections 421 and 423 and the Administrative Committee ("the Committee"), and is currently being operated in compliance with the applicable requirements of the Code.

(7)  Plan Termination

     The Plan will terminate if the participants become entitled to purchase more than the number of reserved shares for purchase. Although it has not expressed any intent to do so, the Plan may be terminated at any time, at the sole discretion of the Board of Directors.

                                                                   EXHIBIT 23


                        Independent Auditors' Consent

The Board of Directors
The Multicare Companies, Inc.


We consent to incorporation by reference in the Registration Statements (No's. 33-86764, 33-94516, 33-80977, 333-24905 and, 333-04545) on Form S-8
and Registration Statement (No. 33-96992) on Form S-3 of The Multicare Companies, Inc. of our reports dated February 4, 1997, relating to the consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and the related schedule, which reports appear in or are incorporated by reference in the December 31, 1996 annual report on Form 10-K of The Multicare Companies, Inc.


                                    KPMG Peat Marwick LLP


Short Hills, New Jersey
April 29, 1997

                                                                 EXHIBIT 23.1


                       Consent of Independent Auditors


To the Administrative Committee of The Multicare Companies, Inc.,
Employee Stock Purchase Plan

  We consent to the incorporation by reference in the Registration Statements (No.'s 33-86764, 33-94516, 33-80977, 333-24905 and 333-04545) on Form S-8 and
(No. 33-96992) on Form S-3 of The Multicare Companies, Inc. of our report dated April 28, 1997, relating to the statement of financial position of The Multicare Companies, Inc. Employee Stock Purchase Plan as of December 31, 1996 and the related statement of income and changes in participants' equity for the year then ended, which report appears in the December 31, 1996 annual report of The Multicare Companies, Inc. Employee Stock Purchase Plan, filed as exhibit 99 to Form 10-K/A of The Multicare Companies, Inc.


                                    KPMG Peat Marwick LLP


Short Hills, New Jersey
April 29, 1997