Form 10-Q
period 1997-03-31
MULTICARE COMPANIES INC
filed 1997-05-15
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1997

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

                               Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at May 13, 1997
          Common Stock ($.01 Par Value)       30,798,551

                        THE MULTICARE COMPANIES, INC.

                                    Index
                                                              Page

      Special note regarding forward-looking statements       1


Part I.Financial Information

      Consolidated Balance Sheets
      December 31, 1996 and March 31, 1997                    2

      Consolidated Statements of Operations
      Three months ended March 31, 1996 and 1997              3

      Consolidated Statements of Cash Flows
      Three months ended March 31, 1996 and 1997              4

      Notes to Consolidated Financial Statements              5-6

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                     7-8

Part II.  Other Information                                   9

      Signatures                                              10

                        THE MULTICARE COMPANIES, INC.


              Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, including information set forth under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Multicare Companies, Inc. ("Multicare" or the "Company") desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Although the Company believes the assumptions accompanying such forward-looking statements are reasonable, there can be no assurance that expected results will occur. A significant variation between actual results and any of such assumptions may cause actual results to differ materially from expectations. Reference should be made to Multicare's Annual Report on Form 10-K for the year ended December 31, 1996 for more specific information concerning such risks and assumptions.

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                         Consolidated Balance Sheets

                      (In thousands, except share data)

                                                 December 31,    March 31,
                                                 1996            1997
                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                    $ 1,150            4,398
  Accounts receivable, net                       102,234          104,838
  Prepaid expenses and other current assets      14,586           20,677
  Deferred taxes                                 3,833            3,494
      Total current assets                       121,803          133,407

Property, plant and equipment, net               443,019          440,017

Goodwill, net                                    157,298          159,201
Debt issuance costs, net                         4,017            3,544
Other assets                                     35,530           38,571
                                               $ 761,667          774,740

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                             $ 26,948           34,823
  Accrued liabilities                            54,707           52,881
  Current portion of long-term debt              821              811
      Total current liabilities                  82,476           88,515

Long-term debt                                   428,347          416,559
Deferred taxes                                   42,909           42,643
Contingent stock purchase commitment             ---              1,530

Stockholders' equity:
  Preferred stock, par value $.01, 7,000,000
  shares authorized, none issued                 ---
  Common stock, par value $.01, 70,000,000
  shares authorized; 30,133,535 and 30,781,459
  issued and outstanding in 1996 and 1997,
  respectively                                   301              308
  Additional paid-in-capital                     143,513          153,177
  Retained earnings                              64,121           72,008
      Total stockholders' equity                 207,935          225,493
                                               $ 761,667          774,740

See accompanying notes to consolidated financial statements.

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Operations

                                 (Unaudited)

                    (In thousands, except per share data)

                                                    Three months ended
                                                        March 31,

                                                    1996       1997
Net revenues                                      $ 120,057    168,792

Expenses:
  Operating expense                                 91,037     127,702
  Corporate, general and administrative expense     6,155      8,190
  Lease expense                                     2,733      4,151
  Depreciation and amortization expense             4,654      6,870
  Interest expense, net                             5,463      7,184
  Debenture conversion expense                      ---        785
      Total expenses                                110,042    154,882

      Income before income taxes and
           extraordinary item                       10,015     13,910

  Income tax expense                                3,818      5,150
      Income before extraordinary item              6,197      8,760
  Extraordinary item - loss on extinguishment
      of debt,net of tax benefit                    1,481      873

      Net income                                  $ 4,716      7,887

  Income per common and common
  equivalent share data:
      Income before extraordinary item            $ .23        .28

      Net income                                  $ .18        .25
      Weighing average number of common
      and common equivalent shares outstanding      26,523     31,657

  Income per common share assuming full dilution:
      Income before extraordinary item            $ .23        .27

      Net income                                  $ .18        .24
      Weighted average number of common shares
          outstanding assuming full dilution        26,523     36,111

See accompanying notes to consolidated financial statements.

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                 (Unaudited)

                               (In thousands)
                                                      Three months ended
                                                          March 31,
                                                      1996         1997

     Cash flows from operating activities:
       Net cash (used in) provided by operating
         activities                                 $ (2,434)      12,654
     Cash flows from investing activities:
       Net marketable securities sold                 158          ---
       Assets and operations acquired                 (121,281)    (2,890)
       Capital expenditures                           (15,916)     (15,220)
       Proceeds from repayment of construction
         advances                                     ---          13,100
       Other assets                                   2,781        (3,258)
            Net cash used in investing activities     (134,258)    (8,268)
     Cash flows from financing activities:
       Proceeds from exercise of stock options and
       stock purchase plan                            29           201
       Proceeds from long-term debt                   164,800      53,600
       Payments of long-term debt                     (26,987)     (54,773)
       Debt issuance costs                            (1,850)      (166)
       Other                                          (82)         ---
            Net cash provided by (used in)
             financing activities                     135,910      (1,138)

            (Decrease) increase in cash and cash
             equivalents                              (782)        3,248

     Cash and cash equivalents at beginning of
      period                                          3,921        1,150
     Cash and cash equivalents at end of period     $ 3,139        4,398

     See accompanying notes to consolidated financial statements.

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                               March 31, 1997

                                 (Unaudited)

               (In thousands, except share and per share data)


(1)  Organization and Basis of Presentation

     The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") own, operate and manage skilled nursing facilities which provide long-term care and specialty medical services in selected
     geographic regions within the eastern and midwestern United States.   In
     addition, the Company operates assisted-living facilities, institutional pharmacies, medical supply companies, outpatient rehabilitation centers and other ancillary healthcare businesses.

     The financial information as of March 31, 1997 and for the three months ended March 31, 1996 and 1997, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997 and the operating results and cash flows for the three months ended March 31, 1996 and 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (2) Commitments and Contingencies

     There are numerous legislative and executive initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including without limitation discussions at the federal level concerning budget reductions and the implementation of prospective payment systems for the Medicare and Medicaid programs. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company. Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have been proposed could materially adversely affect the Company's revenues derived from ancillary services.

     The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company's consolidated financial statements.

(3)  Financing Obligations

     In January 1997 the Company purchased $6,500 of its 12.5% Senior Subordinated Notes resulting in an extraordinary charge after tax of $873 for premiums paid above the recorded values and the write-off of debt issuance costs and original issue discounts. In addition, in January 1997 $11,000 of the Company's 7% Convertible Debentures were converted into common stock and convertible debenture expense of $785 was recorded relating to premiums paid upon conversion.

(4)  Capital Stock and Net Income Per Share

     In May 1996, the Company effected a three-for two stock split in the form of a 50% stock dividend. All references to average number of shares outstanding and per share amounts have been restated to reflect the stock split. The computation of primary earnings per share is based on the weighted average number of outstanding shares during the period and includes when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earning per share additionally assumes the conversion of the Company's Convertible Subordinated Debentures.

     Net income used in the computation of fully diluted earnings per share was determined on the assumption that the convertible debentures were converted and net income was adjusted for the amounts representing interest and amortization of debt issuance costs, net of tax effect.

     In February 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FASB 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of FASB 128 on the calculation of earnings per share amounts is not expected to be material.

     In March 1997 the Company issued put option on 87,400 shares of its common stock. As of March 31, 1997 the balance in the contingent stock purchase commitment is the amount the Company would have been obligated to pay if the put options were exercised.

(5)  Acquisitions

     In February 1996, the Company completed the acquisition of Concord Health Group, Inc. (Concord). The Company acquired the outstanding capital stock and warrants of Concord for approximately $75,000 including transaction costs, repaid approximately $41,000 of debt, and assumed historical debt of approximately $4,000. Total goodwill approximated $61,000.

     In December 1996, the Company completed the acquisition of The ADS Group (ADS). The Company paid approximately $10,000, repaid or assumed approximately $29,800 in debt, financed $51,000 through a lease facility, and issued 554,973 shares of its common stock for ADS. Total goodwill approximated $29,900.

     The following unaudited pro forma financial information gives effect to the acquisitions of Concord and ADS as if such transactions occurred on January 1, 1996:

                                                        Pro forma
                                                        Three months ended
                                                        March 31, 1996
     Net revenues                                         $ 142,214
     Income before extraordinary item                       6,774
     Net income                                             5,293
     Income before extraordinary item per common and
          common equivalent share assuming full dilution    .25
     Net income per common and common
          equivalent share assuming full dilution           .20


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company has experienced significant growth, primarily through acquisitions of long-term care facilities and ancillary businesses and increased utilization of specialty medical services. It is the Company's strategy to expand through construction and development of new facilities and selective acquisitions with geographically concentrated operations. Summarized below are the recent significant acquisitions completed in 1996:

          -In February 1996, the Company acquired the outstanding capital stock of Concord Health Group, Inc., a long-term care provider through 15 long-term care facilities with approximately 2,600 beds and ancillary businesses in Pennsylvania.

          -In December 1996, the Company acquired The ADS Group, which owns, operates or manages over 50 long-term care and assisted-living facilities with over 4,200 licensed beds, principally in Massachusetts.

Results of Operations

Three  Months Ended March 31, 1997 Compared to Three Months Ended  March  31,
1996

Net Revenues. Net revenues for the first quarter ended March 31, 1997 increased 41% or $48.7 million to $168.8 million. Of the net revenues increase, 28% is primarily attributable to the inclusion of results for the Company's recent acquisitions. The internal growth rate of revenues amounted to 13% in the first quarter of 1997, resulting mainly from increases in payor rates and changes in census mix, development and opening of additional beds, and growth in specialty medical service revenue. Specialty medical services revenues which include institutional pharmacy, subacute care, rehabilitative therapies and medical supplies increased 41% or $18.8 million to $64.1 million in the first quarter of 1997. The Company's quality mix of private, Medicare and insurance revenues was 67% of revenues for the three months ended March 31, 1997 compared to 64% in the similar period of 1996. Occupancy rates were 90% for the three months ended March 31, 1997 compared to 92% in the similar period of 1996.

Operating Expense and Margins. Operating expenses increased to $127.7 million for the three months ended March 31, 1997 from $91.0 million for the comparable period in 1996, an increase of $36.7 million or 40%. Salaries, wages and benefits increased to $80.8 million for the three months ended
March 31, 1997 from $60.0 million for the comparable period in 1996, an increase of $20.8 million or 35%. Of this increase, $13.9 million was due to the acquisitions previously described. The remainder of the increase was due to the expanded utilization of salaried therapists and nursing staffing levels to support higher usage of specialty medical services, in addition to cost of living increases. Other operating expenses increased to $46.9 million for the three months ended March 31, 1997 from $31.0 million for the comparable period in 1996, an increase of $15.9 million or 51%. Other operating expenses include independent contractor fees for therapy, dietary supplies and food, utilities, facility maintenance and housekeeping. The increase in these expenses was due principally to the inclusion of results for the recent acquisitions.

Operating margins before interest and debenture conversion expense remained consistent at 13% of net revenues for the three months ended March 31, 1997 and 1996. Income before interest, taxes, depreciation, amortization and lease expense (EBITDAR) also remained consistent at 19% of net revenues for the three months ended March 31, 1997 and 1996.

Corporate, General and Administrative Expense. Corporate, general and administrative expense remained consistent at approximately 5% of net revenues for the three months ended March 31, 1996 and 1997. The expenses include resources devoted to operations, finance, accounting, and information systems in order to support the new acquisitions and for present and planned growth.

Lease Expense. Lease expense increased to $4.2 million in the first quarter of 1997 from $2.7 million in the same period of 1996, an increase of $1.5 million. The increase was primarily due to the inclusion of lease expense relating to a recent acquisition.

Depreciation and Amortization Expense. Depreciation and amortization increased to $6.9 million in the first quarter of 1997 from $4.7 million in the same period of 1996, an increase of $2.2 million. The increase was primarily due to the inclusion of depreciation and amortization for the recent acquisitions.

Interest Expense, net. Interest expense for the first quarter of 1997 increased 32% or $1.7 million to $7.2 million, primarily as a result of increased borrowings under the Company's various credit agreements in connection with the financing of recent acquisitions.

Debenture Conversion Expense. Debenture conversion expense for the first quarter of 1997 relates to the premium paid in January 1997 to convert $11 million of convertible debentures into common stock.

Liquidity and Capital Resources

The Company maintains that working capital from operating cash flows and lines of credit are adequate for continuing operations, debt payments, and anticipated capital expenditures. At March 31, 1997, the Company had working capital of $44.9 million, compared to $39.3 million at December 31, 1996.

In January 1997 the Company purchased $6.5 million of its 12.5% Senior Subordinated Notes resulting in annual interest savings of over $.4 million based on the Company's incremental borrowing rate under existing credit lines. In addition, in January 1997 $11 million of the Company's Convertible Debentures were converted into common stock.

Cash flow from operations was $12.7 million for the three months ended March 31, 1997 compared to cash used in operations of $2.4 million in the comparable period of 1996. The increase in operating cash flow is due, in part, to improved collection of accounts receivable. Net accounts receivable were $104.8 million at March 31, 1997 compared to $102.2 million at December 31, 1996. The increase in net accounts receivable is attributable to the recent acquisitions, the utilization of specialty medical services for higher acuity level patients, and the timing of third-party interim and settlement payments. The allowance for doubtful accounts represents approximately 10% of gross accounts receivable at March 31, 1997 and December 31, 1996. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

There  are numerous legislative and executive initiatives at the federal  and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including without limitation discussions at the federal level concerning budget reductions and the implementation of prospective payment systems for the Medicare and Medicaid programs. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company. Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have been proposed could materially adversely affect the Company's revenues derived from ancillary services.

The Company plans to continue its growth oriented strategy for the foreseeable future. The Company anticipates using operating cash flows, bank credit facilities, leasing arrangements, and the sale of additional debt or equity securities to finance its growth. The Company anticipates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $60 million over the next twelve months based on existing construction commitments and plans.

                          Part II-Other Information


Item 6.  (a) Exhibits.

          Exhibit No.
          11    Statement re computation of earnings per share
          27    Financial Data Schedule

          (b) None.

                                 Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                The Multicare Companies, Inc.

                                \S\  STEPHEN R. BAKER

                                By:  STEPHEN R. BAKER

                                   Stephen R. Baker
                                 Executive Vice President
                                 and Chief Financial Officer




May 14, 1997

                                                                   EXHIBIT 11


                        The Multicare Companies, Inc.
                      Computation of earnings per share

                               March 31, 1997

                                 (Unaudited)

                    (in thousands, except per share data)


                                                        Three months ended
                                                        March 31, 1997

Income per common and common equivalent share:
  Income before extraordinary item                      $ 8,760
  Net Income                                            $ 7,887

  Weighted average number of common and common
     equivalent shares outstanding                        31,657
  Income before extraordinary item per common
     and common equivalent share                        $ .28
  Net income per common and common equivalent share     $ .25

Income per common and common equivalent share assuming
full dilution:
  Income before extraordinary item                      $ 8,760

  Net income                                            $ 7,887
  Adjustments to income:
  Interest expense and amortization of debt issuance
     costs relating to convertible debt, net of tax     $ 876
  Adjusted net income                                   $ 8,763

  Weighted average number of common and common
     equivalent shares outstanding                        31,657
  Convertible debt shares                                 4,454
  Adjusted shares                                         36,111

Income before extraordinary item per common share
  assuming full dilution                                $ .27

Net income per common share assuming full dilution      $ .24