Form 10-Q
period 1997-06-30
MULTICARE COMPANIES INC
filed 1997-08-14
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

      ________X__________     Quarterly report pursuant to Section 13 or
                              15(d) of the Securities Exchange Act of 1934

                              For the quarterly period ended June 30, 1997

      ___________________     Transition report pursuant to Section 13 or
                              15(d) of the Securities Exchange Act of 1934

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

                    Yes ___X___     No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at August 13, 1997
Common Stock ($.01 Par Value)                     30,913,962



                        THE MULTICARE COMPANIES, INC.

                                    Index
                                                       Page

Special note regarding forward-looking statements      1


Part I.        Financial Information

Consolidated Balance Sheets
December 31, 1996 and June 30, 1997                    2

Consolidated Statements of Operations
Three and six months ended June 30, 1996 and 1997      3

Consolidated Statements of Cash Flows
Six months ended June 30, 1996 and 1997                4

Notes to Consolidated Financial Statements             5-7

Management's Discussion and Analysis of Financial
Condition and Results of Operations                    8-10

Part II.  Other Information                            11

Signatures                                             12


<PAGE 1>
                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES


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

<PAGE 2>

                         THE MULTICARE COMPANIES, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                       (In thousands, except share data)

                                                  December 31,  June 30,
                                                     1996         1997
                                                              (Unaudited)

              Assets
     Current assets:
     Cash and cash equivalents                     $    1,150    3,293
     Accounts receivable, net                         102,234  121,267
     Prepaid expenses and other current assets         18,419   21,292
     Total current assets                             121,803  145,852

     Property, plant and equipment, net               443,019  447,817

     Goodwill, net                                    157,298  170,804
     Other assets                                      39,547   43,412
                                                   $  761,667  807,885

        Liabilities and Stockholders' Equity
     Current liabilities:
     Accounts payable                              $   26,948   34,490
     Accrued liabilities                               54,707   59,369
     Current portion of long-term debt                    821      643
     Total current liabilities                         82,476   94,502

     Long-term debt                                   428,347  432,689
     Deferred taxes                                    42,909   42,371
     Contingent stock purchase commitment                 ---      765

     Stockholders' equity:
     Preferred stock, par value $.01, 7,000,000
     shares authorized, none issued                       ---      ---
     Common stock, par value $.01, 70,000,000
     shares authorized; 30,133,535 and
     30,831,459 issued and outstanding in 1996
     and 1997, respectively                               301      308
     Additional paid-in-capital                       143,513  155,061
     Retained earnings                                 64,121   82,189
     Total stockholders' equity                       207,935  237,558
                                                   $  761,667  807,885

     See accompanying notes to consolidated financial statements.

<PAGE 3>

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Operations

                                 (Unaudited)

                    (In thousands, except per share data)



                                            Three months      Six months
                                               ended             ended
                                              June 30,         June 30,

                                            1996     1997     1996     1997

  Net revenues                         $ 131,889  179,164  251,946  347,956


  Expenses:
  Operating expense                       99,432  135,598  190,469  263,300
  Corporate, general and
  administrative expense                   6,258    8,901   12,413   17,091
  Lease expense                            3,036    4,207    5,769    8,358
  Depreciation and amortization
  expense                                  5,553    7,213   10,207   14,083
  Interest expense, net                    6,621    6,984   12,084   14,168
  Debenture conversion expense               ---      ---      ---      785
  Total expenses                         120,900  162,903  230,942  317,785


  Income before income taxes and
  extraordinary item                      10,989   16,261   21,004   30,171

  Income tax expense                       4,209    6,080    8,027   11,230
  Income before extraordinary item         6,780   10,181   12,977   18,941
  Extraordinary item - loss on
  extinguishment of  debt, net of tax
  benefit                                    ---       --    1,481      873

  Net income                            $  6,780   10,181   11,496   18,068

  Income per common and common
  equivalent share data:
  Income before extraordinary item      $    .25      .32      .47      .59

  Net income                            $    .25      .32      .42      .57
  Weighing average number of common
  and common equivalent shares
  outstanding                             27,589   32,031   27,446   31,845


  Income per common share assuming
  full dilution:
  Income before extraordinary item      $    .24      .30      .46      .56

  Net income                            $    .24      .30      .41      .54
  Weighted average number of common
  shares outstanding assuming full
  dilution                                32,565   36,656   32,511   36,652


  See accompanying notes to consolidated financial statements.

<PAGE 4>

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)
                                                       Six months ended
                                                           June 30,

                                                         1996      1997

Cash flows from operating activities:
Net cash provided by operating activities         $     6,217    21,762

Cash flows from investing activities:
Net marketable securities sold                            202       ---
Assets and operations acquired                      (122,940)  (14,932)
Capital expenditures                                 (28,787)  (28,077)
Proceeds from repayment of construction advances          ---    13,100
Other assets                                          (2,201)   (5,632)
Net cash used in investing activities               (153,726)  (35,541)

Cash flows from financing activities:
Proceeds from exercise of stock options and
stock purchase plan                                       128       913
Proceeds from long-term debt                          193,700   101,900
Payments of long-term debt                           (45,871)  (86,837)
Debt issuance costs                                   (2,406)     (188)
Other                                                      71       134
Net cash provided by financing activities             145,622    15,922

(Decrease) increase in cash and cash equivalents      (1,887)     2,143

Cash and cash equivalents at beginning of period        3,921     1,150
Cash and cash equivalents at end of period        $     2,034     3,293


See accompanying notes to consolidated financial statements.


<PAGE 5>

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                                June 30, 1997

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

The financial information as of June 30, 1997 and for the three and six months ended June 30, 1996 and 1997, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997 and the operating results and cash flows for the three and six months ended June 30, 1996 and 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

(2)  Pending Merger

On June 16, 1997 the Company entered into a definitive merger agreement under which Genesis ElderCare Acquisition Corp. (GEC), a company formed by Genesis Health Ventures, Inc. (Genesis), The Cypress Group LLC (Cypress) and The Texas Pacific Group (TPG), will acquire the Company for $28.00 per share in cash. In accordance with the terms of the agreement, GEC has commenced a tender offer to acquire all of the Company's outstanding shares of common stock at a price of $28.00 per share. The transaction is subject to a number of conditions including required regulatory approvals and other conditions. The merger agreement provides that it will terminate on September 15, 1997 (subject to extension by GEC to October 15, 1997, under certain circumstances), unless extended by the Company and GEC. For more information regarding the merger agreement, reference is made to the Company's Schedule 14D-9 dated June 20, 1997.

(3) Commitments and Contingencies

There  are numerous legislative and executive initiatives at the federal  and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including without limitation discussions at the federal level concerning budget reductions and the implementation of prospective payment systems for the Medicare and Medicaid programs. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company. Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have been proposed could materially adversely affect the Company.

<PAGE 6>

The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company's consolidated financial statements.

(4)  Capital Stock and Net Income Per Share

In May 1996, the Company effected a three-for- two stock split in the form of a 50% stock dividend. All references to average number of shares outstanding and per share amounts have been restated to reflect the stock split. The computation of primary earnings per share is based on the weighted average number of outstanding shares during the period and includes when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earning per share additionally assumes the conversion of the Company's Convertible Subordinated Debentures.

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

In March 1997 the Company issued put options on 43,700 shares of its common stock which expire September 30, 1997. As of June 30, 1997 the balance in the contingent stock purchase commitment is the amount the Company would have been obligated to pay if the put options were exercised.

(5)  Acquisitions

In February 1996, the Company completed the acquisition of Concord Health Group, Inc. (Concord). The Company acquired the outstanding capital stock and warrants of Concord for approximately $75,000 including transaction costs, repaid approximately $41,000 of debt, and assumed historical debt of approximately $4,000. Total goodwill approximated $61,000.

In December 1996, the Company completed the acquisition of The A.D.S. Group (A.D.S.). The Company paid approximately $10,000, repaid or assumed approximately $29,800 in debt, financed $51,000 through a lease facility,
and  issued  554,973  shares of its common stock for A.D.S..   Total  goodwill
approximated $29,900.

<PAGE 7>

The following unaudited pro forma financial information gives effect to the acquisitions of Concord and A.D.S. as if such transactions occurred on January 1, 1996:

                                                          Pro forma
                                                       Six months ended
                                                        June 30, 1996


  Net revenues                                         $     288,512
  Income before extraordinary item                            14,280
  Net income                                                  12,799
  Income  before extraordinary item per common  and
  common equivalent share assuming full dilution                 .49
  Net income per common and common equivalent share
  assuming full dilution                                         .45

<PAGE 8>


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

  - In December 1996, the Company acquired The A.D.S Group, which owns, operates or manages over 50 long-term care and assisted-living facilities with over 4,200 licensed beds, principally in Massachusetts.

Results of Operations

Net Revenues. Net revenues for the six months ended June 30, 1997 increased 38% or $96.0 million from the same period last year to $348.0 million. Net revenues for the quarter ended June 30, 1997 increased 36% or $47.3 million from the same period last year to $179.2 million.

Of the net revenues increase for the six months ended June 30, 1997, 24% is attributable to the inclusion of results for the Company's recent acquisitions. The internal growth rate of revenues amounted to 14% in the six months ended June 30, 1997, resulting mainly from increases in payor rates and changes in census mix, development and opening of additional beds, and growth in specialty medical service revenues. The revenues increase for the quarter ended June 30, 1997 was due to results from recent acquisitions of 21% and internal growth of 15%.

The Company's quality mix of private, Medicare and insurance revenues was 67% of revenues for the six months and quarter ended June 30, 1997 compared to 64% in the similar periods of 1996. Occupancy rates were 91% for the six months ended June 30, 1997 compared to 92% in the similar period of 1996. Occupancy rates were 92% for the three months ended June 30, 1997 and 1996.

Operating Expense and Margins. Operating expenses for the six months ended June 30, 1997 increased 38% or $72.8 million from the comparable period in 1996 to $263.3 million. Operating expenses for the three months ended June 30, 1997 increased 36% or $36.2 million from the comparable period in 1996 to $135.6 million. The increases in operating expenses for the six and three month periods ended June 30, 1997 reflect the inclusion of results for the recent acquisitions of $46.2 million and $20.2 million, respectively. The remainder of the increase resulted primarily from higher salaries, wages and benefits for cost of living increases and the expanded utilization of salaried therapists and nursing staffing levels to support higher patient acuities and more complex product lines.

Operating margins before interest and debenture conversion expense remained consistent at 13% of net revenues for the three and six months ended June 30, 1997 and 1996. Income before interest, taxes, depreciation, amortization and lease expense (EBITDAR) remained consistent at 19% of net revenues for the six months ended June 30, 1997 and 1996. Income before interest, taxes, depreciation, amortization and lease expense (EBITDAR) is 19% of net revenues for the three months ended June 30, 1997 and 20% of net revenues for the three months ended June 30, 1996.

Corporate, General and Administrative Expense. Corporate, general and administrative expense remained consistent at approximately 5% of net revenues for the three and six month periods ended June 30, 1996 and 1997. The expenses include resources devoted to operations, finance, legal, risk management, and information systems in order to support the Company's operations.

Lease Expense. Lease expense for the six months ended June 30, 1997 increased 45% or $2.6 million from the same period last year to $8.4 million. In the second quarter of 1997 lease expense increased 39% or $1.2 million from the same period last year to $4.2 million. The increases were primarily due to the inclusion of lease expense relating to a recent acquisition.

<PAGE 9>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 1997 increased 38% to $14.1 million and 30% to $7.2 million from the comparable periods in 1996. The increases were primarily due to the inclusion of depreciation and amortization relating to recent acquisitions.

Interest Expense, net. Net interest expense for the six months ended June 30, 1997 increased 17% from the same period in 1996 to $14.2 million, while net interest expense for the second quarter of 1997 increased 5% to $7.0 million from the same period a year ago. This is primarily a result of increased borrowings under the Company's credit facility in connection with the financing of recent acquisitions. These increases have been offset by decreases relating to the conversion of the Company's convertible debt and the purchase of the Company's senior notes.

Debenture Conversion Expense. Debenture conversion expense for the six months ended June 30, 1997 relates to the premium paid in January 1997 to convert $11 million of convertible debentures into common stock.

Liquidity and Capital Resources

The Company believes that working capital from operating cash flows and lines of credit are adequate for continuing operations, debt service, and anticipated capital expenditures. At June 30, 1997, the Company had working capital of $51.4 million, compared to $39.3 million at December 31, 1996.

In January 1997 the Company purchased $6.5 million of its 12.5% Senior Subordinated Notes resulting in annual interest savings of more than $.4 million based on the Company's incremental borrowing rate under existing credit lines. In addition, in January 1997 $11 million of the Company's Convertible Debentures were converted into common stock.

Cash flow from operations was $21.8 million for the six months ended June 30, 1997 compared to cash from operations of $6.2 million in the comparable period of 1996. Net accounts receivable were $121.3 million at June 30, 1997 compared to $102.2 million at December 31, 1996. The increase in net accounts receivable is attributable to the recent acquisitions, the utilization of specialty medical services for higher acuity level patients, and the timing of third-party interim and settlement payments. The allowance for doubtful accounts represents approximately 8% and 10% of gross accounts
receivable   at   June 30,  1997  and  December  31,  1996,   respectively.
Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

There  are numerous legislative and executive initiatives at the federal  and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including without limitation discussions at the federal level concerning budget reductions and the implementation of prospective payment systems for the Medicare and Medicaid programs. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company. Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have been proposed could materially adversely affect the Company.

The Company anticipates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $60 million over the next twelve months based on existing construction commitments and plans.

<PAGE 10>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued.

On June 16, 1997 the Company entered into a definitive merger agreement under which Genesis ElderCare Acquisition Corp. (GEC), a company formed by Genesis Health Ventures, Inc. (Genesis), The Cypress Group LLC (Cypress) and The Texas Pacific Group (TPG), will acquire the Company for $28.00 per share in cash. In accordance with the terms of the agreement, GEC has commenced a tender offer to acquire all of the Company's outstanding shares of common stock. Upon consummation of the tender offer a change of control will occur under the Company's credit agreement and the indenture governing its 12.5% Senior Subordinated Notes, as well as certain leases and financings to which the Company or its subsidiaries is a party, and the Company will be obligated to repay outstanding amounts thereunder. The transaction is subject to required regulatory approvals and other conditions.

<PAGE 11>

                          Part II-Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meeting of Stockholders was held on May 14, 1997.

(b) The following matters were voted upon and approved at the Annual Meeting of Stockholders: (i) the election of three directors with 28,496,756 votes cast in favor and 71,027 negative votes; (ii ) a proposal to amend the Company's Amended and Restated 1993 Stock Option Plan with 18,298,447 votes cast in favor, 8,244,585 negative votes and, 10,800 abstentions and 2,013,951 non-votes; (iii) a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997 with 28,258,135 votes cast in favor, 6,120 negative votes and 303,528 abstentions.

Item 5.  Other Information.

On June 16, 1997 the Company entered into a definitive merger agreement under which a company formed by Genesis Health Ventures, Inc. (Genesis), The Cypress Group LLC (Cypress) and The Texas Pacific Group (TPG) will acquire the Company for $28.00 per share in cash. In accordance with the terms of the agreement, GEC has commenced a tender offer to acquire all of the Company's outstanding shares of common stock. The transaction is subject to required regulatory approvals and other conditions. The merger agreement provides that it will terminate on September 15, 1997 (subject to extension by GEC to October 15, 1997, under certain circumstances), unless extended by the Company and GEC.

Item 6.
(a)  Exhibits.
     Exhibit No.
2.1 Agreement and Plan of Merger, dated as of June 16, 1997, among The Multicare Companies, Inc. and Genesis ElderCare Corp. (f.k.a. Waltz Corp.) and Genesis ElderCare Acquisition Corp. (f.k.a. Waltz Acquisition Corp.) *
2.2 Tender Agreement and Irrevocable Proxy, dated as of June 16, 1997, among Genesis ElderCare Corp. (f.k.a. Waltz Corp.), Genesis ElderCare Acquisition Corp. (f.k.a. Waltz Acquisition Corp.) and Moshael J. Straus.*
2.3 Tender Agreement and Irrevocable Proxy, dated as of June 16, 1997, among Genesis ElderCare Corp. (f.k.a. Waltz Corp.), Genesis ElderCare Acquisition Corp. (f.k.a. Waltz Acquisition Corp.) and Daniel E. Straus.*
11        Statement re computation of per share earnings
27        Financial Data Schedule
99        Press Release dated June 16, 1997



* Incorporated by reference from the Company's Schedule 14D-9, dated June 20, 1997.


<PAGE 12>

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   The Multicare Companies, Inc.



                                   STEPHEN R. BAKER
                              By:  ______________________________
                                   Stephen R. Baker
                                   Executive Vice President
                                   and Chief Financial Officer




August 13, 1997