Form 10-Q
period 1997-09-30
MULTICARE COMPANIES INC
filed 1997-11-14
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

_________X___________    Quarterly report pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 1997

_____________________    Transition report pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                         For the transition period from ________ to ________

                        Commission File No.  34-22090

                        THE MULTICARE COMPANIES, INC.
           (Exact name of registrant as specified in its charter)

     Delaware                                     22-3152527
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)                Identification #)

     433 Hackensack Avenue
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

                         Yes  __X__      No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Outstanding at November 13, 1997
Common Stock ($.01 Par Value)                          100



                        THE MULTICARE COMPANIES, INC.

                                    Index
                                                                      Page

          Cautionary Statement regarding forward looking
          statements                                                  1


Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    December 31, 1996 and September 30, 1997          2

                    Consolidated Statements of Operations
                    Three and nine months ended
                    September 30, 1996 and 1997                       3

                    Consolidated Statements of Cash Flows
                    Nine months ended September 30, 1996
                    and 1997                                          4

                    Notes to Consolidated Financial Statements        5-7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     8-11

Part II.  Other Information                                           12

          Signatures                                                  13


                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES


                       CAUTIONARY STATEMENT REGARDING
                         FORWARD LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning the Company's ability to meet its liquidity needs and control costs and expected future capital expenditure requirements and other statements contained herein regarding matters that are not historical facts are forward looking statements within the meaning of the Securities Act of 1933. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein and in the Company's other periodic reports filed with the Securities and Exchange Commission, including the following: the occurrence of changes in the mix of payment sources utilized by the Company's patients to pay for the Company's services; the adoption of cost containment measures by private pay sources and efforts by governmental reimbursement sources to impose cost containment measures; changes in the United States healthcare system and other changes in applicable government regulations that might affect the Company's profitability; the Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities; the Company's ability to staff its facilities appropriately with qualified healthcare personnel and to maintain a satisfactory relationship with labor unions; the level of competition in the Company's industry; the continued availability of insurance for the inherent risks of liability in the healthcare industry; the Company's reputation for delivering high-quality care and its ability to attract and retain patients; and the Company's ability to secure capital and the related cost of such capital.
<PAGE 1>

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                         Consolidated Balance Sheets

                      (In thousands, except share data)
                                             December 31,   September 30,
                                             1996           1997
                                                            (Unaudited)
Assets
Current assets:
Cash and cash equivalents                   $  1,150          2,118
Accounts receivable, net                       102,234        119,522
Prepaid expenses and other current assets      18,419         24,614
Total current assets                           121,803        146,254

Property, plant and equipment, net             443,019        460,800

Goodwill, net                                  157,298        171,324
Other assets                                   39,547         44,755
                                            $  761,667        823,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                            $  26,948         28,863
Accrued liabilities                            54,707         64,944
Current portion of long-term debt              821            625
Total current liabilities                      82,476         94,432

Long-term debt                                 428,347        423,421
Deferred taxes                                 42,909         42,106

Stockholders' equity:
Preferred stock, par value $.01, 7,000,000
  shares authorized, none issued               ---            ---
Common stock, par value $.01, 70,000,000
  shares authorized; 30,133,535 and
  31,731,963 issued and outstanding in
  1996 and 1997, respectively                  301            317
Additional paid-in-capital                     143,513        170,858
Retained earnings                              64,121         91,999
Total stockholders' equity                     207,935        263,174
                                            $  761,667        823,133

See accompanying notes to consolidated financial statements.
<PAGE 2>

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Operations

                                 (Unaudited)

                    (In thousands, except per share data)
                                      Three Months ended  Nine Months ended
                                         September 30,       September 30,
                                        1996      1997      1996      1997

Net revenues                          $ 134,944   185,996   386,890   533,952

Expenses:
Operating expense                       101,025   142,873   291,494   406,173
Corporate, general and
 administrative expense                 6,214     8,112     18,627    25,203
Lease expense                           3,105     4,335     8,874     12,693
Depreciation and amortization expense   5,841     7,537     16,048    21,620
Interest expense, net                   6,863     7,472     18,947    21,640
Debenture conversion expense            ---       ---       ---       785
Total expenses                          123,048   170,329   353,990   488,114

Income before income taxes and
extraordinary item                      11,896    15,667    32,900    45,838

Income tax expense                      4,478     5,857     12,505    17,087
Income before extraordinary item        7,418     9,810     20,395    28,751
Extraordinary item - loss on
 extinguishment of debt,
 net of tax benefit                     ---       ---       1,481     873

Net income                            $ 7,418     9,810     18,914    27,878

Income per common and common
equivalent share data:
Income before extraordinary item      $ .27       .30       .74       .89

Net income                            $ .27       .30       .69       .87
Weighted average number of common and
common equivalent shares outstanding    27,606    32,823    27,506    32,172

Income per common share assuming
full dilution:
Income before extraordinary item      $ .26       .28       .71       .85

Net income                            $ .26       .28       .67       .82
Weighted average number of common
 shares outstanding assuming
 full dilution                          32,774    37,016    32,748    36,832

See accompanying notes to consolidated financial statements.
<PAGE 3>

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                 (Unaudited)

                               (In thousands)
                                                       Nine months ended
                                                       September 30,

                                                       1996      1997
Cash flows from operating activities:
Net cash provided by operating activities         $    18,997    37,048

Cash flows from investing activities:
Assets and operations acquired                         (122,940) (22,568)
Capital expenditures                                   (49,510)  (39,301)
Other assets                                           (2,005)   (9,465)
Proceeds from repayment of construction advances       ---       13,100
Net cash used in investing activities                  (174,455) (58,234)

Cash flows from financing activities:
Proceeds from exercise of stock options and
 stock purchase plan                                   511       1,075
Proceeds from long-term debt                           218,200   112,400
Payments of long-term debt                             (62,874)  (91,310)
Debt issuance costs                                    (2,407)   (195)
Other, net                                             ---       184
Net cash provided by financing activities              153,430   22,154

Increase (decrease) in cash and cash equivalents       (2,028)   968

Cash and cash equivalents at beginning of period       3,921     1,150
Cash and cash equivalents at end of period        $    1,893     2,118

See accompanying notes to consolidated financial statements.
<PAGE 4>

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                             September 30, 1997

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

     The financial information as of September 30, 1997 and for the three and nine months ended September 30, 1996 and 1997, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997 and the operating results and cash flows for the three and nine months ended September 30, 1996 and 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

(2)  Completed Merger

     On June 16, 1997, Multicare entered into an Agreement and Plan of Merger (the "Merger Agreement") with Genesis ElderCare Corp. (the "Parent"), and Genesis ElderCare Acquisition Corp., a wholly owned subsidiary of Parent (the "Acquisition Corp.") pursuant to which Acquisition Corp. offered to acquire all outstanding shares of common stock (the "Shares"), of Multicare at a purchase price of $28.00 per Share, net to the seller in cash (the "Tender Offer"). The Tender Offer expired on Wednesday, October 8, 1997 and Acquisition Corp. accepted for purchase 32,790,495 Shares that had been validly tendered and not withdrawn. The Shares accepted pursuant to the Tender Offer constitute approximately 99.65% of Multicare's issued and outstanding Shares. On October 10, 1997, pursuant to the Merger Agreement, Acquisition Corp. was merged with and into Multicare (the "Surviving Corporation") and the remaining Shares not previously purchased in the Tender Offer were canceled, extinguished and converted into the right to receive $28.00 in cash. As a result of the Merger, Parent is the record and beneficial owner of all Shares of the Surviving Corporation. Parent is owned by Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P. (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates, "Nazem") and their affiliates.

(3)  Commitments and Contingencies

     There are numerous legislative and executive initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including without limitation discussions at the federal level concerning budget reductions and the
<PAGE 5>

     implementation of prospective payment systems for the Medicare and Medicaid programs. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company. Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have been proposed could materially adversely affect the Company.

     The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company's consolidated financial statements.

(4)  Capital Stock and Net Income Per Share

     In May 1996, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All references to average number of shares outstanding and per share amounts have been restated to reflect the stock split. The computation of primary earnings per share is based on the weighted average number of outstanding shares during the period and includes when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earning per share additionally assumes the conversion of the Company's Convertible Subordinated Debentures.

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

     In December 1996, the Company completed the acquisition of The A.D.S Group (A.D.S). The Company paid approximately $10,000, repaid or assumed approximately $29,800 in debt, financed $51,000 through a lease facility, and issued 554,973 shares of its common stock for A.D.S. Total goodwill approximated $30,700.
<PAGE 6>

     The following unaudited pro forma financial information gives effect to the acquisitions of Concord and A.D.S as if such transactions occurred on January 1, 1996:

                                                       Pro forma for the
                                                       nine months ended
                                                       September 30, 1996

          Net revenues                                 $    438,137
          Income before extraordinary item                  22,170
          Net income                                        20,689
          Income before extraordinary item per
          common and common equivalent share
          assuming full dilution                            .75
          Net income per common and common
          equivalent share assuming full dilution      $    .71

<PAGE 7>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The   Company   has   experienced  significant  growth,   primarily   through
acquisitions of long-term care facilities and ancillary businesses and increased utilization of specialty medical services. It has been the Company's strategy to expand through construction and development of new
facilities and selective   acquisitions   with   geographically
concentrated   operations.  Summarized below are the recent significant
acquisitions completed in 1996:

     -In February 1996, the Company acquired the outstanding capital stock of Concord Health Group, Inc., a long-term care provider through 15 long-term care facilities with approximately 2,600 beds and ancillary businesses in Pennsylvania.

     -In  December  1996, the Company acquired The A.D.S Group,  which  owns,
     operates   or   manages  over  50  long-term  care  and  assisted-living
     facilities with over 4,200 licensed beds, principally in Massachusetts.

Results of Operations

Net Revenues. Net revenues for the nine months ended September 30, 1997 increased 38% or $147.1 million from the same period last year to $534.0
million.   Net  revenues  for  the  three months  ended  September  30,  1997 increased  38%  or  $51.1 million from the same period last  year  to  $186.0 million.

Of the net revenues increase for the nine months ended September 30, 1997, 24% is attributable to the inclusion of results for the Company's recent acquisitions. The internal growth rate of revenues amounted to 14% in the nine months ended September 30, 1997, resulting mainly from increases in payor rates and changes in census mix, development and opening of additional beds, and growth in specialty medical service revenues. The revenue increase for the quarter ended September 30, 1997 was due to results from recent acquisitions of 23% and internal growth of 15%.

The Company's quality mix of private, Medicare and insurance revenues was 67% of net revenues for the nine and three months ended September 30, 1997 compared to 64% in the similar periods of 1996. Occupancy rates were 90% for the nine months ended September 30, 1997 compared to 92% in the similar period of 1996. Occupancy rates were 92% for the three months ended September 30, 1997 and 1996.

Operating Expense and Margins. Operating expenses for the nine months ended September 30, 1997 increased 39% or $114.7 million from the comparable period in 1996 to $406.2 million. Operating expenses for the three months ended September 30, 1997 increased 41% or $41.8 million from the comparable period in 1996 to $142.9 million. The increases in operating expenses for the nine and three month periods ended September 30, 1997 reflect the inclusion of results for the recent acquisitions of $69.6 million and $22.8 million, respectively. The remainder of the increase resulted primarily from higher salaries, wages and benefits and the expanded utilization of salaried therapists and nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care.

Operating margins before interest were 13% of net revenues for the nine months ended September 30, 1997 and 1996, and 12% and 14% for the three month periods ended September 30, 1997 and 1996, respectively. Income before interest, taxes, depreciation, amortization and lease expense (EBITDAR) before debenture conversion expense was 19% and 20% of net revenues for the nine month periods ended September 30, 1997 and 1996 respectively. Income before interest, taxes, depreciation, amortization and lease expense (EBITDAR) was 19% and 21% of net revenues for the three months ended September 30, 1997 and 1996, respectively.

Corporate, General and Administrative Expense. Corporate, general and administrative expense remained consistent at approximately 5% of net revenues for the nine month periods ended September 30, 1997 and 1996, respectively and 4% and 5% of net revenues for the quarter ended September 30, 1997 and 1996, respectively. The expenses include resources devoted to operations, finance, legal, risk management, and information systems in order to support the Company's operations.

Lease Expense. Lease expense for the nine months ended September 30, 1997 increased 43% or $3.8 million from the same period last year to $12.7 million. In the third quarter of 1997 lease expense increased 40% or $1.2 million from the same period last year to $4.3 million. The increases were
<PAGE 8>

primarily due to the inclusion of lease expense relating to a recent acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 1997 increased 35% from the same period in 1996 to $21.6 million, while depreciation and amortization expense for the third quarter 1997 increased 29%  to  $7.5 million from  the  comparable
period  in  1996.   The increases were primarily due  to  the  inclusion  of
results for recent acquisitions.

Interest  Expense,  net.   Net interest expense for  the  nine  months  ended
September 30, 1997 increased 14% from the same period in 1996 to $21.6 million, while net interest expense for the third quarter of 1997 increased 9% to $7.5 million from the same period a year ago. This is primarily a result of increased borrowings under the Company's credit facility in connection with the financing of recent acquisitions. These increases have been offset by decreases relating to the conversion of the Company's convertible debt and the purchase of the Company's senior notes.

Debenture Conversion Expense. Debenture conversion expense for the nine months ended September 30, 1997 relates to the premium paid in January 1997 to convert $11 million of convertible debentures into common stock.

Liquidity and Capital Resources

The Company maintains adequate working capital from operating cash flows and lines of credit for continuing operations, debt service, and anticipated capital expenditures. At September 30, 1997, the Company had working capital of $51.8 million, compared to $39.3 million at December 31, 1996.

In January 1997 the Company purchased $6.5 million of its 12.5% Senior Subordinated Notes. In addition, in the nine month period ended September 30, 1997 $26.5 million of the Company's Convertible Debentures were converted into common stock.

Cash flow from operations was $37.0 million for the nine months ended September 30, 1997 compared to cash from operations of $19.0 million in the comparable period of 1996. This increase is due, in part, to improved collections of accounts receivable and the conclusion of recent acquisitions. Net accounts receivable were $119.5 million at September 30, 1997
compared to $102.2 million  at  December  31, 1996.   The increase in net
accounts receivable is attributable to the recent acquisitions, the utilization of specialty medical services for higher acuity level patients, and the timing of third-party interim and settlement payments.
Legislative  and  regulatory  action  and  government   budgetary constraints
could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

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

The Company anticipates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $40 million over the next twelve months based on existing construction commitments and plans.
<PAGE 9>

On June 16, 1997, Multicare entered into an Agreement and Plan of Merger (the "Merger Agreement") with Genesis ElderCare Corp. (the "Parent"), and Genesis ElderCare Acquisition Corp., a wholly owned subsidiary of Parent (the "Acquisition Corp.") pursuant to which Acquisition Corp. offered to acquire all outstanding shares of common stock (the "Shares"), of Multicare at a purchase price of $28.00 per Share, net to the seller in cash (the "Tender
Offer"). The Tender Offer expired on Wednesday, October 8, 1997 and Acquisition Corp. accepted for purchase 32,790,495 Shares that had been validly tendered and not withdrawn. The Shares accepted pursuant to the Tender Offer constitute approximately 99.65% of Multicare's issued and outstanding Shares. On October 10, 1997, pursuant to the Merger Agreement,
Acquisition Corp. was merged with and into Multicare (the "Surviving Corporation")and the remaining Shares not previously purchased in the Tender Offer were canceled, extinguished and converted into the right to receive $28.00 in cash. As a result of the Merger, Parent is the record and beneficial owner of all Shares of the Surviving Corporation. Parent is owned by Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P. (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates, "Nazem") and their affiliates.

In  connection with the Merger, Multicare entered into three term loans and  a
revolving   credit  facility  of  up  to  $525  million,  in  the   aggregate
(collectively, the "Senior Facilities"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agent (the "Administrative Agent"), pursuant to
a  certain  credit  agreement  dated as of  October  14,  1997.   The  Senior
Facilities are being used for the purpose of (i) refinancing certain short term facilities in the aggregate principal amount of $431.6 million which were funded on October 9, 1997 to acquire the Shares in the Tender Offer, refinance certain indebtedness of Multicare and pay fees and expenses related to the transactions, (ii) funding interest and principal payments on such facilities and on certain remaining indebtedness and (iii) funding working capital and general corporate purposes.

The Senior Facilities consist of: (1) a $200 million six year term loan (the "Tranche A Term Facility"); (2) a $150 million seven year term loan (the "Tranche B Term Facility"); (3) a $50 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility"); and (5) one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger (the "Closing Date"). The Revolving Credit Facility will mature six years after the Closing Date. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sale of Multicare's rehabilitation therapy business) and (ii) any sale of common stock or debt securities of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

The Senior Facilities are secured by a first priority security interest in all of the (i) stock of Multicare, (ii) stock, partnership interests and other equity of all of Multicare's present and future direct and indirect subsidiaries and (iii) intercompany notes among Parent and any subsidiaries or among any subsidiaries. Loans under the Senior Facilities bear, at Multicare's option, interest at the per annum Prime Rate as announced by the Administrative Agent, or the applicable Adjusted LIBO Rate. Loans under the Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus 2.5%; loans under the Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus 2.75%; loans under the Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus 3.0%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus 2.5%; and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

The Long Term Credit Agreement contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, prepay debt, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents. In addition, the Long Term Credit Agreement requires that Multicare and its affiliates maintain the Management Agreement (as defined below) as well as comply with certain financial covenants.
<PAGE 10>

On August 11, 1997, Acquisition Corp. sold to Morgan Stanley & Co. Incorporated, Montgomery Securities, L.P. and First Union Capital Markets Corp. (collectively, the "Placement Agents") $250 million principal amount of its 9% Senior Subordinated Notes due 2007 (the "9% Notes") which were issued pursuant to an Indenture, dated as of August 7, 1997 (the "Indenture") by and between Acquisition Corp, as issuer, and PNC Bank, National Association, as trustee. The 9% Notes bear interest at 9% per annum from August 11, 1997, payable semiannually on February 1 and August 1 of each year, commencing on February 1, 1998.

Under the terms of the Indenture, the issuer of the 9% Notes is obligated to consummate an exchange offer (the "Exchange Offer") pursuant to an effective registration statement or to cause resales of the 9% Notes to be registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to an effective shelf registration statement. In the event that the Exchange Offer is not consummated and a shelf registration statement is not declared effective on or prior to the earlier of (i) the date that is six months after the Closing Date and (ii) March 31, 1998, the per annum interest rate on the 9% Notes will be increased by .5% until the Exchange Offer is consummated or the shelf registration statement is declared effective.

The 9% Notes are unsecured, general obligations of the issuer, subordinated in right of payment to all existing and future Senior Indebtedness, as defined in the Indenture, of the issuer, including indebtedness under the Senior Facilities. The 9% Notes rank pari passu in right of payment with any future senior subordinated indebtedness of the issuer and are senior in right of payment to all future subordinated indebtedness of the issuer. The 9% Notes are redeemable at the option of the issuer, in whole or in part, at any time on or after August 1, 2002, initially at 104.5% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2004. The 9% Notes are subject to mandatory redemption at 101%. Upon a Change in Control, as defined in the Indenture, the issuer is required to make an offer to purchase the 9% Notes at a purchase price equal to 101% of their principal amount, plus accrued interest. The Indenture contains a number of covenants that, among other things, restrict the ability of the issuer of the 9% Notes to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, issue the capital stock of its subsidiaries, engage in mergers or consolidations or asset sales, engage in certain transactions with affiliates, and create dividend and other restrictions affecting its subsidiaries.

Upon the consummation of the Merger, Multicare assumed all obligations of Acquisition Corp. with respect to and under the 9% Notes and the related Indenture.

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis will manage Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare.

On October 10, 1997, Genesis entered into an asset purchase agreement with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24 million, subject to adjustment (the "Therapy Sale").

On October 10, 1997, Genesis and one of its wholly-owned subsidiaries entered into a stock purchase agreement with Multicare and certain of its subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50 million, subject to adjustment.
<PAGE 11>


                          Part II-Other Information


Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.

          As a result of the Merger each outstanding share of Common Stock of Multicare was extinguished, cancelled and converted into the right to receive $28.00 in cash. As of November 14, 1997 the Common Stock of Multicare was delisted from the New York Stock Exchange.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
               Exhibit No.
               10.1 (1)Agreement  and Plan of Merger dated June 16,  1997  by and  among  Genesis ElderCare Corp., Genesis  ElderCare
                      Acquisition  Corp., Genesis Health Ventures,  Inc.  and
                      The Multicare Companies, Inc.
               10.2(2)Credit   Agreement  dated  October  14,  1997  to   The
                      Multicare  Companies,  Inc.  from  Mellon  Bank,  N.A.,
                      Citicorp  USA,  Inc.,  First Union  National  Bank  and
                      NationsBank, N.A.
               10.3(3)Management  Agreement dated October 9, 1997  among  The
                      Multicare  Companies,  Inc., Genesis  Health  Ventures,
                      Inc. and Genesis ElderCare Network Services, Inc.
               10.4(3)Stock  Purchase Agreement dated October 10, 1997  among
                      Genesis   Health   Ventures,,   Inc.,   The   Multicare
                      Companies,  Inc., Concord Health Group,  Inc.,  Horizon
                      Associates,  Inc., Institutional Health Care  Services,
                      Inc.,  Care4,  L.P., Concord Pharmacy  Services,  Inc.,
                      Compass   Health   Services,   Inc.   and   Encare   of
                      Massachusetts, Inc.
               10.5(3)Asset  Purchase Agreement dated October 10, 1997  among
                      Genesis Health Ventures, Inc., The Multicare Companies,
                      Inc.,   Health   Care  Rehab  Systems,  Inc.,   Horizon
                      Rehabilitation,   Inc.,   Progressive    Rehabilitation
                      Centers, Inc. and Total Rehabilitation Center, L.L.C.
               11     Statement re computation of per share earnings
               27     Financial Data Schedule

       (b)Reports on Form 8-K.  None.

___________________________

(1) Incorporated by reference to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.
(2) Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.
(3) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 9, 1997.
<PAGE 12>


                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   The Multicare Companies, Inc.



                                   GEORGE V. HAGER, JR.
                              By:
                                   George V. Hager, Jr.
                                   Senior Vice President
                                   and Chief Financial Officer




November 13, 1997
<PAGE 13>