Form 10-K
period 1997-09-30
MULTICARE COMPANIES INC
filed 1998-02-17
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
    For the transition period from January 1, 1997 to September 30, 1997

                      Commission File Number  34-22090



                        THE MULTICARE COMPANIES, INC.
           (Exact name of registrant as specified in its charter)


          Delaware                                  22-3152527
          (State or other jurisdiction of           (I.R.S. employer
          incorporation or organization)            Identification no.)

          433 Hackensack Avenue
          Hackensack, New Jersey                    07601
          (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code: (201) 488-8818

         Securities registered pursuant to Section 12(b) of the Act:
                                    None
         Securities registered pursuant to Section 12(g) of the Act:
                                    None


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


The aggregate market value of the voting stock held by non-affiliates of the
                         Registrant: Not Applicable



                    Class                  Outstanding at February 10, 1998
            Common Stock  $.01 Par Value              100 shares

         Cautionary Statements Regarding Forward Looking Statements

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicare and Medicaid programs and the Company's ability to meet its liquidity needs and control costs; certain statements contained in "Business" such as statements concerning strategy, government regulation, Medicare and Medicaid programs, managed care initiatives, and recent transactions and competition; certain statements in "Legal Proceedings" and certain statements in the Notes to Consolidated Financial Statements, such as certain of the pro forma financial information; and other statements contained herein regarding matters that are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

Certain Financial Considerations. The Multicare Companies, Inc. ("Multicare" or the "Company") has substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1997, after giving pro forma effect to the Merger (as defined under "The Tender Offer and Merger") and the related financing (as such item is defined in "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Certain Transactions") and the use of proceeds therefrom, the Company would have had approximately $751 million of long-term indebtedness which would have represented 50% of its total capitalization. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations; (iii) certain of the Company's borrowings are and will continue to be at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; and (iv) certain of the Company's indebtedness contains financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets and minimum net worth requirements. Failure by the Company to comply with such covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for payment of the Company's indebtedness.

Risk of Adverse Effect of Healthcare Reform. In addition to extensive existing government healthcare regulation, there are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted, or what effect such proposals would have on the Company's business. Aspects of certain of these healthcare proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by the Health Care Financing Administration ("HCFA"), enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs or regulations will not have a material adverse effect on the Company. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in healthcare and related industries, including the Company, and may similarly affect the price of the Company's securities in the future. See "Business Governmental Regulation."

Regulation. The federal government and all states in which the Company operates regulate various aspects of the Company's business. In particular, the development and operation of eldercare centers and the provision of healthcare services are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Eldercare centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program and the ability to participate in other third party programs. The failure to obtain or maintain any required regulatory approvals or licenses could prevent the Company from offering services or adversely affect its ability to receive reimbursement of expenses and could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid or Medicare program, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. There can be no assurance that the facilities owned, leased or managed by the Company, or the provision of services and supplies by the Company, will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or state licensing authorities will not adopt changes or new interpretations of existing regulations that would adversely affect the Company.

Many states have adopted Certificate of Need or similar laws which generally require that the appropriate state agency approve certain acquisitions and determine that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. To the extent that Certificates of Need or other similar approvals are required for expansion of Company operations, either through center acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency and if the Company were to reduce beds or close a facility the Company could be adversely impacted by a failure to obtain or a delay in obtaining such approval.

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark legislations" which prohibit, with limited exceptions, the referral of patients for certain services, including home health services, physical therapy and occupational therapy, by a physician to an entity in which the physician has an ownership interest and the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any goods, facility services or items for which payment can be made under Medicare and Medicaid. A violation of the federal "anti-kickback law" could result in the loss of eligibility to participate in Medicare and Medicaid programs, or in the imposition of civil or criminal penalties. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued recent fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities; accordingly, these areas may come under closer scrutiny by the government. See "Business -- Governmental Regulation." Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

In the ordinary course of business, the Company's facilities receive notices of deficiencies following surveys for failure to comply with various regulatory requirements. From time to time, survey deficiencies have resulted in various penalties against certain facilities and the Company. These penalties have included monetary fines, temporary bans on the admission of new patients and the placement of restrictions on the Company's ability to obtain or transfer certificates of need in certain states. There can be no assurance that future surveys will not result in penalties or sanctions which could have a material adverse effect on the Company.

Payment by Third Party Payors. For the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively, the Company derived approximately 41%, 40% and 43% of its net revenues from private pay and other sources, 25%, 25% and 24% from Medicare and 34%, 35% and 33% from various state Medicaid agencies. Both governmental and private third party payors have employed cost containment measures designed to limit payments made to healthcare providers such as the Company. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage and duration criteria which limit the services which will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. There can be no assurance that payments under governmental and private third party payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. The majority of the third-party payor balances are settled within two or three years following the provision of services. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving reimbursement from third-party payors. In addition, there can be no assurance that centers owned, leased or managed by the Company, or the provision of services and supplies by the Company, now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the federal budget deficit, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services. In certain states there have been proposals to eliminate the distinction in Medicaid payment for skilled versus intermediate care services and to establish a case mix prospective payment system pursuant to which the payment to a facility for a patient is based upon the patient's condition and need for services. The Company cannot at this time predict whether any of these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on the Company. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. See "Business -Sources of Revenue."

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate the Company as a preferred provider and/or engage the Company's competitors as a preferred or exclusive provider, the Company's business could be materially adversely affected.

For those specialty medical services covered by the Medicare program, the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit. As the Company expands its specialty medical services, the costs of care for these patients are expected to exceed the regional reimbursement limits. As a result, the Company has submitted and will be required to submit further exception requests to recover the excess costs from Medicare. There is no assurance the Company will be able to recover such excess costs under pending or any future requests. The failure to recover these excess costs in the future will adversely affect the Company's financial position and results of operations. The Company is subject to periodic audits by the Medicare and Medicaid programs, and the paying agencies for these programs have various rights and remedies against the Company if they assert that the Company has overcharged the programs or failed to comply with program requirements. Such payment agencies could seek to require the Company to repay any overcharges or amounts billed in violations of program requirements, or could make deductions from future amounts due to the Company. Such agencies could also impose fines, criminal penalties or program exclusions.

Geographic Payor Concentration. The Company's operations are located in Connecticut, Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin. Any adverse change in the regulatory environment, the reimbursement rates paid under the Medicaid program or in the supply and demand for services in the states in which the Company operates, and particularly in Massachusetts, New Jersey and Pennsylvania, could have a material adverse effect on the Company.

Competition. The healthcare industry is highly competitive. The Company competes with a variety of other companies in providing eldercare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competing companies may offer newer or different centers or services than the Company and may thereby attract the Company's customers who are either presently customers of its eldercare centers or are otherwise receiving its eldercare services. See "Business -- Competition."

Risks Associated with Recent Acquisitions and Acquisition Strategy. The Company has completed several acquisitions of eldercare businesses. There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its recent acquisitions or from any future acquisitions or that such acquisitions will not adversely affect the Company's results of operations or financial condition.

Risks Associated with the Multicare Acquisition. As a result of the Merger of Genesis ElderCare Acquisition Corp. with the Company, Genesis Health Ventures, Inc. ("Genesis") owns approximately 44% of Genesis ElderCare Corp., which owns 100% of the outstanding capital stock of the Company. The Company and Genesis have entered into a Management Agreement pursuant to which Genesis manages the Company's operations. The Company also uses Genesis' clinical administration and healthcare management information system to monitor and measure clinical and patient outcome data. Certain problems may arise in implementing the Management Agreement; for example, difficulties may be encountered by Genesis as a result of the loss of key personnel of the Company, the integration of the Company's corporate, accounting, financial reporting and management information systems with Genesis' systems and strain on existing levels of its personnel managing both businesses. There can be no assurance that Genesis will be able to successfully implement the Management Agreement or manage the Company's operations; failure to do so effectively and on a timely basis could have a material adverse effect on the Company's financial condition and results of operations.

The Company may in the future engage in transactions with Genesis and its affiliates. Mr. Michael R. Walker, the Chairman of the Board and Chief Executive Officer of Genesis, has become the Chairman and Chief Executive
Officer of the Company and Mr. George V. Hager, Jr., the Chief Financial Officer of Genesis, has become the Chief Financial Officer of the Company. In addition, Mr. Walker, Mr. Hager and Mr. Richard R. Howard, President and a member of the board of directors of Genesis, have become members of the board of directors of the Company. Based on the foregoing, Genesis and Messrs. Walker, Hager and Howard have substantial influence on the Company and the outcome of any matters submitted to the Company's stockholders for approval and are in positions that may result in conflicts of interest with respect to transactions involving the Company and Genesis. Genesis and its affiliates will provide healthcare and related services to the Company's customers and facilities either directly or through contracts with the Company. Conflicts of interest may arise in connection with the negotiation of the terms of such arrangements.

Genesis is in the business of providing healthcare and support services to the elderly, and substantially all of its markets are contiguous to or overlap with the Company's existing markets. Genesis may compete with the Company in certain of these markets or in the provision of certain healthcare services. Although directors of the Company who are also directors or officers of Genesis have certain fiduciary obligations to the Company under Delaware law, such directors and Genesis are in positions that may create potential conflicts of interest with respect to certain business opportunities available to and certain transactions involving the Company. Neither Genesis nor

Messrs. Walker, Hager and Howard are obligated to present to the Company any particular investment opportunity which comes to their attention, even if such opportunity is of a character which might be suitable for investment by the Company.

Adequacy of Certain Insurance. The provision of healthcare services entails an inherent risk of liability. The Company maintains liability insurance providing coverage which it believes to be adequate. In addition, the Company maintains property, business interruption, and workers' compensation insurance covering all facilities in amounts deemed adequate by the Company. There can be no assurance that any future claims will not exceed applicable insurance coverage or that the Company will be able to continue its present insurance coverage on satisfactory terms, if at all.

Item 1.   Business.

General

The Multicare Companies, Inc. ("Multicare" or the "Company") is a leading provider of high quality eldercare and specialty medical services in selected geographic regions. Multicare's eldercare services include skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities. The Company's specialty medical services consist of (i) sub-acute care such as ventilator care, intravenous therapy, and various forms of coma, pain and wound management and
(ii) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation. The Company also provides management services to 51 facilities and consulting services to 14 facilities.

Multicare believes it is well-positioned in its markets because it provides high quality care in concentrated geographic regions. As a result, Multicare believes it has achieved high occupancy rates, a favorable payor mix and sustained total and same store growth in net revenues and operating profits. Multicare's overall occupancy rate was approximately 92% and 91% for the years ended December 31, 1995 and 1996, respectively, and 90% for the nine month period ended September 30, 1997. Multicare achieved a quality mix (defined as non-Medicaid revenues) of 66%, 65% and 67% of net revenues for the years ended December 31, 1995 and 1996 and the nine month period ended September 30, 1997, respectively.

As of September 30, 1997, Multicare operated 155 eldercare facilities, 11 assisted living facilities and 2 outpatient rehabilitation centers (90 owned, 27 leased and 51 managed) in Connecticut, Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin with 17,615 beds. In terms of beds, the Company is the largest provider of eldercare services in Massachusetts, New Jersey and West Virginia. In addition, the Company is one of the largest providers of eldercare services in Pennsylvania, Ohio and Wisconsin. The Company believes it operates high quality, attractive facilities, many of which are newly constructed; approximately one-third of the Company's beds are less than five years old.

The Tender Offer and Merger

On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis Health Ventures, Inc. ("Genesis"), The Cypress Group L.L.C (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates
"Nazem"), acquired 99.65% of the shares of common stock of Multicare, pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and the Company. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages the Company's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment (the "Pharmacy Sale"). The Company expects to complete the Pharmacy Sale in the first calendar quarter of 1998.

Patient Services

Basic Healthcare Services

Basic healthcare services are those traditionally provided to elderly patients in eldercare facilities and assisted living residences with respect to daily living activities and general medical needs. The Company provides 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides in all of its skilled nursing facilities. Each eldercare facility is managed by an on-site licensed administrator who is responsible for the overall operations of the facility, including quality of care. The medical needs of patients are supervised by a medical director who is a licensed physician. While treatment of patients is the responsibility of patients' attending physicians who are not employed by the Company, the medical director monitors all aspects of patient treatment. The Company also provides a broad range of support services including dietary services,
therapeutic  recreational  activities,  social  services,  housekeeping   and
laundry   services,   pharmaceutical  and  medical   supplies   and   routine
rehabilitation therapy. Each eldercare facility offers a number of activities designed to enhance the quality of life for patients. These activities include entertainment events, musical productions, arts and crafts and programs encouraging community interaction with patients and visits to the facility. The Company provides housing, personal care and support services as well as certain routine nursing services in its assisted living residences.

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

Specialty Medical Services

Specialty medical services are provided to patients with medically complex needs who generally require more intensive treatment and a higher level of skilled nursing care. These services typically generate higher profit margins than basic healthcare services because the higher complexity of the patients' medical conditions results in a need for increased levels of care and ancillary services.

Sub-acute Care. Sub-acute care includes services provided to patients with medically complex conditions who require ongoing nursing and medical supervision and access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Services in this category include ventilator care, intravenous therapy, wound care management, traumatic brain injury care, post-stroke CVA (cerebrovascular accident) care, CAPD (continuous ambulatory peritoneal dialysis), pain management, hospice care, and tracheotomy and other ostomy care. The Company provides a range of sub-acute care services to patients at its facilities. The Company plans to continue to expand its sub-acute care capabilities by supplementing and expanding currently available services and by developing expertise in additional services.

Rehabilitation Therapies. The Company provides rehabilitation therapy programs at substantially all of its facilities. To complement the routine rehabilitation therapy services provided to its eldercare patients, the Company has developed specialized rehabilitation therapy programs to serve patients with complex care needs, such as motor vehicle and other accident victims, persons suffering from job-related injuries and disabilities, and joint-replacement patients. The Company employs full time physical, occupational, and speech therapists at a majority of its facilities. The Company also offers respiratory services at selected facilities. In addition, Multicare operates two outpatient rehabilitation facilities in New Jersey and Illinois. Upon consummation of the Merger, the Company sold its contract rehabilitation therapy business to Genesis. See "The Tender Offer and Merger."

Institutional Pharmacy Services. Multicare operates eight institutional pharmacies which currently serve a total of approximately 30,000 beds. The pharmacies provide eldercare healthcare facilities and other institutions a variety of products and services including prescription drugs, pharmacy consulting, and enteral, urological and intravenous therapies.

Concurrently with the consummation of the Merger, the Company agreed to sell its pharmacy business to Genesis. The Company expects to complete the Pharmacy Sale in the first calendar quarter of 1998.

Operations

General. The day-to-day operations of each eldercare facility are managed by an on-site state licensed administrator who is responsible for the overall operation of the facility, including quality of care, marketing, and financial performance. The administrator is assisted by an array of professional and non-professional personnel (some of whom may be independent providers), including a medical director, nurses and nursing assistants, social workers, therapists, dietary personnel, therapeutic recreation staff, and housekeeping, laundry and maintenance personnel. The business office staff at each facility manage the day-to-day administrative functions, including data processing, accounts payable, accounts receivable, billing and payroll.

Historically, the facilities operated by Multicare were divided into five divisions, each supervised by a team including a divisional director, a divisional controller, a marketing director, an operations performance director, and a clinical services director. The divisional and facility personnel were supported by a corporate staff based at Multicare's New Jersey headquarters. Upon consummation of the Merger, Genesis and the Company entered into the Management Agreement pursuant to which Genesis manages the Company's operations. Genesis is in the process of overlaying its existing regional and business unit management over the existing regional and business unit management at Multicare. The Company believes that the integration of Genesis and Multicare management will be facilitated by the geographic concentration of Multicare's facilities, the proximity of Multicare facilities to Genesis' existing markets, the quality of Multicare's unit and regional management and Multicare's existing information systems which will allow a rational phase-in of Genesis' management. See "Certain Agreements-- Management Agreement."

Marketing. Upon completion of the Merger, Genesis manages the Company's marketing program. Marketing for eldercare centers will be focused at the local level and will be conducted primarily by the center administrator and its admissions director who call on referral sources such as doctors, hospitals, hospital discharge planners, churches and various organizations. Genesis management's marketing objective for the Company is to maintain public awareness of the eldercare center and its capabilities. Genesis' management will take advantage of the Company's regional concentrations in its marketing efforts, where appropriate, through consolidated marketing programs which benefit more than one center.

The Genesis corporate business development department, through regional managers, will market the Company's sub-acute program directly to insurance, managed care organizations and other third party payors. In addition, the Genesis marketing department, will support the eldercare centers in developing promotional materials and literature focusing on Genesis management's philosophy of care, services provided and quality clinical standards. See "Government Regulation" for a discussion of the federal and state laws which limit financial and other arrangements between healthcare providers.

Genesis has consolidated its core business, and will consolidate the Company's core business, under the name Genesis ElderCare. The Genesis
ElderCare logo and trademark have been featured in a series of print advertisements and publications serving many of the regional markets in which the Company operates. The marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. Genesis is using and will continue to use advertising to promote the Genesis ElderCare brand name in trade, professional and business publications and to promote services directly to consumers.

Sources of Revenue

The Company derives its revenues from private pay sources, state Medicaid programs for indigent patients and the federal Medicare program for certain elderly and disabled patients. The Company classifies payments from persons or entities other than the government as private pay and other revenue. The private pay and other revenue classification also includes revenues from commercial insurers, health maintenance organizations and other charge-based payment sources. The Company's rates for private pay patients are typically higher than rates for patients eligible for assistance under state-administered reimbursement programs. The private pay rates charged by the Company are influenced primarily by the rates charged by other providers in the local market and by Medicaid and Medicare reimbursement rates. Specialty medical services are usually reimbursed under casualty and health insurance coverages. The acuity levels for these insurance patients are generally higher and require additional staff and increased utilization of facility resources, resulting in higher payment rates. Individual cases are either negotiated on a case by case basis with the insurer or the rates are prescribed through managed care contract provisions.

Medicare is a federally funded and administered health insurance program that consists of Parts A and B. Participation in Part B is voluntary and is funded in part through the payment of premiums. Subject to certain limitations, benefits under Part A include inpatient hospital services, skilled nursing in a skilled nursing facility and medical services such as physical, speech and occupational therapy, certain pharmaceuticals and medical supplies. Part B provides coverage for physician services. Part B also reimburses for medical services with the exception of pharmaceutical services. Medicare benefits are not available for intermediate and custodial levels of care including but not limited to residence in assisted living facilities; however, medical and physician services furnished to such patients may be reimbursable under Part
B. Under the Part A reimbursement methodology, each skilled nursing facility receives an interim payment during the year which is adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. Final settlements are subject to an audit of the filed cost report whereby adjustments may result in additional payments to the Company or in recoupments from the Company. As the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit, to the extent that the Company expands its specialty medical services, the costs of care for these patients are expected to exceed the regional reimbursement limits. As a result, the Company has submitted and will be required to submit further exception requests to recover the excess costs from Medicare. There can be no assurance that the Company will be able to recover such excess costs under pending or any future requests. The failure to recover these excess costs in the future would adversely affect the Company's financial position and results of operations. For services not billed through a facility, the Company's specialty medical operations bill Medicare, when appropriate, directly for nutritional support services, infusion therapy, certain medical supplies and equipment, physician services and certain therapy services as provided. Medicare payments for these services may be based on reasonable cost charges or a fixed-fee schedule determined by Medicare. To date, adjustments from Medicare and Medicaid audits have not had a material adverse effect on the Company. There can be no assurance that future adjustments will not have a material adverse effect on the Company. While speculation exists surrounding the impact of the August 5, 1997 Balanced Budget Act of 1997 (the "Act") on the long-term care industry, principally the establishment of a Medicare prospective payment system, the substantive details and timing of implementing any such prospective payment system are not known yet. To date, the Company has not experienced any significant impact to its business as a consequence of the adoption of the Act. In the future the Company may choose to participate in the Medicare+ Choice program established by the Act. The Medicare+ Choice program provides reimbursement under a new Part C to such entities as coordinated care plans including HMO's, PPO's and provider sponsored programs. Under the Medicare+ Choice program, the coordinated care plan would receive monthly payments for each person enrolled.

Medicaid is the state administered reimbursement program that covers both skilled nursing facilities and intermediate eldercare. Although Medicaid programs vary from state to state, typically they provide for payment for services including nursing facility services, physician's services, therapy services and prescription drugs, up to established ceilings, at rates based upon cost reimbursement principles. Reimbursement rates are typically determined by the state from cost reports filed annually by each facility, on a prospective or retrospective basis. In a prospective system, a rate is calculated from historical data and updated using an inflation index. The resulting prospective rate is final, but in some cases may be adjusted pursuant to an audit. In this type of payment system, facility cost increases during the rate year do not affect payment levels in that year. In a retrospective system, final rates are based on reimbursable costs for that year. An interim rate is calculated from previously filed cost reports, and may include an inflation factor to account for the time lag between the final cost report settlement and the rate period. Consequently, facility cost increases during any year may affect revenues in that year. Certain states are scheduled to convert, or have recently converted, from a retrospective system, which generally recognizes only two or three levels of care, to a case mix prospective pricing system, pursuant to which payment to a facility for patient services directly considers the individual patient's condition and need for services. The effect, if any, of such a payment system on the Company is unclear.

The following table identifies Multicare's net revenues attributable to each of its revenue sources for the years ended December 31, 1995 and 1996, and the nine months ended September 30, 1997.

                    1995     1996     1997

Private and other   41%      40%      43%
Medicaid            34%      35%      33%
Medicare            25%      25%      24%
Total               100%     100%     100%

See "Cautionary Statements Regarding Forward Looking Statements."

Competition

The Company competes with a variety of other companies in providing healthcare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competing companies may offer newer or different centers or services than the Company and may thereby attract the Company's customers who are either presently residents of its eldercare centers or are otherwise receiving its healthcare services.

The Company operates eldercare centers in 11 states. In each market, the Company's eldercare centers may compete for customers with rehabilitation hospitals, sub-acute units of hospitals, skilled or intermediate nursing centers, personal care or residential centers and assisted living facilities which offer comparable services to those offered by the Company's centers. Certain of these providers are operated by not-for-profit organizations and similar businesses which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. In competing for customers, a center's local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, other community organizations, health maintenance organizations and the customer's families and friends. Members of a customer's family generally actively participate in selecting an eldercare center. Competition for sub-acute patients is intense among hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community, services offered, the appearance of a center and the cost of services.

The Company competes in providing specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in the specialty medical services business are similar to those in the eldercare center business and include reputation, the quality of clinical services, responsiveness to patient needs, and the ability to provide support in other areas such as third party reimbursements, information management and patient record-keeping.

The Company believes that state regulations which require the issuance of a Certificate of Need before a new eldercare center can be constructed or additional beds can be added to an existing facility reduce the possibility of overbuilding and promote higher utilization of existing facilities. However, a relaxation, expiration or elimination of Certificate of Need requirements could lead to an increase in competition. In addition, as cost containment measures have reduced occupancy rates at acute care hospitals, a number of these hospitals have converted portions of their facilities into sub-acute units. Competition from acute care hospitals could adversely affect the Company and certain states in which the Company operates have considered or are considering action that could facilitate such competition.

Government Regulation

The federal government and all states in which the Company operates regulate various aspects of the Company's business. The Company's facilities are subject to certain federal statutes and regulations and to statutory and regulatory licensing and other requirements imposed by state and local authorities.

All of the Company's facilities and programs, to the extent required, are licensed under applicable law and have any required Certificates of Need from responsible state authorities. Substantially all facilities and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid, Medicare or Veterans Administration programs. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey licensed facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. The Company believes that its facilities are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. These actions may adversely affect the facilities' ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs or to receive payments from other payors. Additionally, actions taken against one facility may subject other facilities under common control or ownership to adverse measures, including loss of licensure or eligibility to participate in Medicare and Medicaid programs. From time to time, survey deficiencies have resulted in various penalties against certain facilities and the Company. These penalties have included monetary fines, temporary bans on the admission of new patients and the placement of restrictions on the Company's ability to obtain or transfer certificates of need in certain states. To date, no survey deficiencies or any resulting penalties have had a material adverse effect on the Company's operations, however, there can be no assurance that future surveys will not result in penalties or sanctions which could have a material adverse effect on the Company.

Both initial and continuing qualifications of an eldercare facility to participate in the Medicare and Medicaid programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls. Failure to comply with these standards could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, the issuance of a provisional license for a facility, suspension or decertification from the Medicaid or Medicare program, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, the imposition of limitations on a facility's license, the appointment of third-party temporary management for a facility, revocation of the facility's license or closure of a facility. There can be no assurance that the facilities owned, leased or managed by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in the Medicaid or Medicare programs or state licensing authorities.

Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates based generally on cost reimbursement principles.

States in which the Company operates generally have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exists prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. Certificate of Need legislation is currently in place in all states in which the Company operates, except in Pennsylvania where the existing Certificate of Need legislation expired on December 18, 1996. A bill has been introduced in the Pennsylvania legislature to re-establish Certificate of Need requirements; however, the Company has been advised that there is little likelihood such bill will be passed. The Pennsylvania Department of Public Welfare has issued a policy statement to the effect that generally it will not enter into a provider agreement with any eldercare facility which did not receive Certificate of Need approval for the beds at issue prior to the sunset of Pennsylvania's Certificate of Need law. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency and, if the Company were to determine to reduce beds or close a facility, the Company could be adversely affected by a failure to obtain or a delay in obtaining such approval.

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the "anti-kickback" provisions of the Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. These laws also include the "Stark legislation" which prohibits, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has an ownership interest. In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company. Although the Company has contractual arrangements with some healthcare providers to which the Company pays fees for services rendered or products provided, the Company believes that its practices are not in violation of these laws. The Company cannot accurately predict whether enforcement activities will increase or the effect of any such increase on its business. There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. In particular, the federal government has issued fraud alerts concerning double billing, home health services and the provisions of medical supplies. Accordingly, it is anticipated that these areas may come under closer scrutiny by the government. The Company cannot accurately predict the impact of any such initiatives.

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

Employees

As of September 30, 1997, Multicare employed approximately 15,500 persons. Approximately 2,000 employees at 28 of Multicare's facilities are covered by collective bargaining agreements. The Company believes that it has had good relationships with its employees and with the unions that represent its employees, but it cannot predict the effect of continued union representation or organizational activities on its future operations.

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

Insurance

The provision of healthcare services entails an inherent risk of liability. The Company maintains liability insurance providing coverage which it believes to be adequate. In addition, Multicare maintains property, business interruption, and workers' compensation insurance covering all facilities in amounts deemed adequate by Multicare. There can be no assurance that any future claims will not exceed applicable insurance coverage or that the Company will be able to continue its present insurance coverage on satisfactory terms, if at all.

Item 2. Properties.

As of September 30, 1997, Multicare operated 155 eldercare facilities, 11 assisted living facilities and 2 outpatient rehabilitation centers (90 owned, 27 leased and 51 managed). Twenty-seven of Multicare's facilities are leased by the respective operating entities from third parties. The inability of the Company to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain facility leases do not provide for non disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner.

The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

The following table summarizes by state certain information regarding Multicare's facilities and outpatient rehabilitation centers at September 30, 1997 (excluding 14 facilities with 1,668 beds at which Multicare provides quality assurance consulting services):

                  Owned(1)       Leased (2)       Managed          Total
                Fac   Beds    Faci     Beds    Faci     Beds    Faci   Beds
                ili           liti             liti             liti
                ties          es               es               es

Massachusetts    8    1,118     5      742     37      2,459    50     4,319
New Jersey      13    1,425     8    1,294      4        659    25     3,378
Pennsylvania    16    1,805     -        -      3        654    19     2,459
West Virginia   17    1,503     4      326      1         62    22     1,891
Ohio            10      896     4      250      -          -    14     1,146
Connecticut      5      766     2      250      6        872    13     1,888
Illinois        10      876     1       92      -          -    11       968
Wisconsin        6      729     2      231      -          -     8       960
Rhode Island     3      373     -        -      -          -     3       373
Virginia         1       90     1       85      -          -     2       175
Vermont          1       58     -        -      -          -     1        58
                90    9,639    27    3,270     51      4,706   168    17,615

(1)Includes seven facilities with 883 beds which are not wholly owned.
(2)In connection with the Merger, the Company acquired five of the facilities in Massachusetts and a facility in Virginia that were previously leased under the Company's lease facility.

Item 3. Legal Proceedings.

The Company is a party to claims and legal actions arising in the ordinary course of business. The Company does not believe that any litigation to which Multicare is currently a party, alone or in the aggregate, will have a material adverse effect on the Company. See "Cautionary Statements Regarding Forward Looking Statements."

Item 4. Submission of Matters to a Vote of Security Holders.  None.

                                   Part II

Item  5.  Market  for  Registrant's Common  Equity  and  Related  Stockholder
Matters.

The following table indicates the high and low sale prices per share, as reported by the New York Stock Exchange:

Calendar Year            High         Low
1997
First Quarter         $  20 1/4     $ 17 3/4
Second Quarter           27 3/8       17 1/2
Third Quarter            27 13/16     27 1/16

1996
First Quarter            19 1/4       14 7/8
Second Quarter           20 7/8       17 1/2
Third Quarter            21 3/4       18
Fourth Quarter           22 3/8       17 3/4

The Company has not paid any cash dividends on its Common Stock since its inception.

Item 6.  Selected Consolidated Financial Data

<CAPION>
                                                           Nine Month Period
                             Years Ended December 31,     Ended September 30,
                          1993     1994     1995     1996     1996     1997
Statement of Operations
Data:
Net revenues              $162,384 $262,416 $353,048 $532,230 $386,890 $533,952
Expenses:
Operating expenses         123,819  198,427  265,185  400,897  291,494  406,173
Corporate, general
and administrative           6,338   11,446   17,643   25,408   18,627   25,203
Depreciation and
amortization                 6,292    9,358   13,171   22,344   16,048   21,620
Lease expense                  862    2,823    5,039   12,110    8,874   12,693
Interest expense, net       13,229   12,866   16,065   25,164   18,947   21,640
Debenture conversion
expense (1)                    ---      ---      ---      ---      ---      785
Total Expenses             150,540  234,920  317,103  485,923  353,990  488,114
Income before income
taxes and
extraordinary item          11,844   27,496   35,945   46,307   32,900   45,838
Income tax expense           4,727   10,454   13,798   17,570   12,505   17,087
Income before
extraordinary item           7,117   17,042   22,147   28,737   20,395   28,751
Extraordinary item, net
of tax benefit (2)           3,863    1,620    3,722    2,827    1,481      873
Net income                $  3,254 $ 15,422 $ 18,425 $ 25,910 $ 18,914 $ 27,878

Per common share data
(fully diluted):
Income before
extraordinary item
per share                 $    .42 $    .71 $    .84 $    .99 $    .71 $    .85
Net income per share      $    .19 $    .64 $    .69 $    .90 $    .67 $    .82
Weighted average number
of shares outstanding       16,962   23,967   26,513   33,172   32,748   36,832

Other Financial Data:
EBITDA (3)                $ 31,365 $ 49,720 $ 65,181 $ 93,815 $ 67,895 $ 89,883
EBITDAR (4)               $ 32,227 $ 52,543 $ 70,220 $105,925 $ 76,769 $102,576
Ratio of EBITDA to
interest expense, net         2.4x     3.9x     4.1x     3.7x     3.6x     4.1x
Ratio of EBITDAR to
interest expense, net,
plus lease expense            2.3x     3.3x     3.3x     2.8x     2.8x     3.0x
Ratio of earnings to
fixed charges (5)             1.9x     2.9x     2.9x     2.5x     2.8x     2.8x
Capital expenditures      $ 18,730 $ 31,785 $ 39,917 $64,215  $ 49,510 $ 39,301

Operating Data:
Average number of
licensed beds                4,241    6,006    6,861   11,620   11,168   16,224
Occupancy                    90.4%    92.2%    91.7%    91.0%    91.7%    90.4%
Payor Mix:
Quality Mix (6)              56.0%    62.5%    66.3%    64.5%    64.3%    67.3%
Medicaid                     44.0%    37.5%    33.7%    35.5%    35.7%    32.7%
Balance Sheet Data:
Working capital           $ 15,158 $ 34,005 $ 55,542 $ 39,327 $ 69,135 $ 51,882
Total assets               162,255  308,755  470,958  761,667  659,096  823,133
Long-term debt,
including current
portion                    106,137  156,878  283,082  429,168  427,983  424,046
Stockholders' equity      $ 32,591 $100,105 $113,895 $207,935 $138,632 $263,174

(1) Represents a non-recurring charge relating to the early conversion of $11.0 million of Multicare's 7% Convertible Debentures.
(2) Multicare incurred extraordinary charges relating to the early extinguishment of debt.
(3) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, extraordinary items (net of tax benefit) and debenture conversion expense. EBITDA should not be considered an alternative measure of Multicare's net income, operating performance, cash flow or liquidity. It is included herein to provide additional information related to Multicare's ability to service debt.
(4) EBITDAR represents earnings before interest expense, income taxes, depreciation and amortization, extraordinary items (net of tax benefit), debenture conversion expense and lease expense. EBITDAR should not be considered an alternative measure of Multicare's net income, operating performance, cash flow or liquidity. It is included herein to provide additional information related to Multicare's ability to service debt.
(5) For the purpose of computing the ratio to fixed charges, earnings consist of the sum of earnings before income taxes and extraordinary items (net of tax benefit) plus fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt issuance costs and one-third of rental expense, which Multicare believes to be representative of the interest factor. The definition of fixed charges used in this calculation differs from that used in the Consolidated Fixed Charge Coverage Ratio contained in the Indenture.
(6)  Quality mix is defined as non-Medicaid patient revenues.

<PAGE 15>

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Multicare has experienced significant growth in the four-year period ended December 31, 1996 and the nine months ended September 30, 1997, primarily through acquisitions of eldercare facilities and increased utilization of specialty medical services. It has been Multicare's strategy to expand through selective acquisitions, development of new facilities with geographically concentrated operations, and growth of specialty medical services. Upon consummation of the Merger, the Company and Genesis entered into the Management Agreement pursuant to which Genesis manages the Company's operations. Under Genesis' management, the Company's strategy is to integrate the talents of physicians with case management, comprehensive discharge planning and, where necessary, home support services, to provide cost effective care management to achieve superior outcomes and return the Company's customers to the community. Genesis' management believes that achieving improved customer outcomes will result in increased utilization of specialty medical services and a broader base of repeat customers in the Company's network. Moreover, the Company believes that this strategy will lead to continued high levels of occupancy of available beds, a high quality payor mix and same store growth in net revenues and EBITDAR. Genesis' management also will focus on the revenue and cost opportunities presented through the further integration of the Company's recent acquisitions. It is contemplated that the Company will do little, if any, new acquisitions or new construction after the Merger; accordingly, capital expenditures after the Merger should decrease significantly from historical levels.

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

The Tender Offer and Merger

On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis, The Cypress Group L.L.C (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired 99.65% of the shares of common stock of Multicare, pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp.
Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 million in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment (the "Pharmacy Sale"). The Company expects to complete the Pharmacy Sale in the first calendar quarter of 1998.

Genesis ElderCare Corp. (the "Multicare Parent") paid approximately $1,492,000,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis Eldercare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $250,000,000 from the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

Results of Operations

The Company has changed its fiscal year end to September 30 from December 31.

Nine month period ended September 30, 1997 compared to nine month period ended September 30, 1996

Net  Revenues.   Net revenues for the nine month period ended  September  30,
1997 increased 38% or $147.1 million from the same period last year to $534.0 million.

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

The Company's quality mix of private, Medicare and insurance revenues was 67% of net revenues for the nine months ended September 30, 1997 compared to 64% in the similar periods of 1996. Occupancy rates were 90% for the nine months ended September 30, 1997 compared to 92% in the similar period of 1996.

Operating Expense and Margins. Operating expenses for the nine months ended September 30, 1997 increased 39% or $114.7 million from the comparable period in 1996 to $406.2 million. The increases in operating expenses reflect the inclusion of results for the recent acquisitions of $69.6 million. The remainder of the increase resulted primarily from higher salaries, wages and benefits and the expanded utilization of salaried therapists and nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care.

Operating margins before interest were 13% of net revenues for the nine months ended September 30, 1997 and 1996. Income before interest, taxes, depreciation, amortization and lease expense (EBITDAR) before debenture conversion expense was 19% and 20% of net revenues for the nine month periods ended September 30, 1997 and 1996, respectively.

Corporate, General and Administrative Expense. Corporate, general and administrative expense remained consistent at approximately 5% of net revenues for the nine month periods ended September 30, 1997 and 1996. The expenses include resources devoted to operations, finance, legal, risk management, and information systems in order to support the Company's operations.

Lease Expense. Lease expense for the nine months ended September 30, 1997 increased 43% or $3.8 million from the same period last year to $12.7 million. The increases were primarily due to the inclusion of lease expense relating to a recent acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 1997 increased 35% from the same period in 1996 to $21.6 million. The increases were primarily due to the inclusion of results for recent acquisitions.

Interest  Expense,  net.   Net interest expense for  the  nine  months  ended
September 30, 1997 increased 14% from the same period in 1996 to $21.6 million. This is primarily a result of increased borrowings under the
Company's credit facility in connection with the financing of recent acquisitions. These increases have been offset by decreases relating to the conversion of the Company's convertible debt and the purchase of the Company's senior notes.

Debenture Conversion Expense. Debenture conversion expense for the nine months ended September 30, 1997 relates to the premium paid in January 1997 to convert $11 million of convertible debentures into common stock.

Year ended December 31, 1996 compared to year ended December 31, 1995

Net Revenues. Net revenues increased 51% or $179.2 million to $532.2 million in 1996 from the year ended December 31, 1995.

Of the 1996 revenues increase, 37% is primarily attributable to the inclusion of results for the recent acquisitions. The internal growth rate of revenues amounted to 14% in 1996, resulting mainly from increases in payor rates and changes in census mix, development and opening of additional beds, and growth in specialty medical service revenues.

Multicare's quality mix of non-Medicaid patient revenues was 65% and 66%, respectively, in 1996 and 1995. The 1996 percentages reflect the impact of certain of Multicare's recent acquisitions which historically have generated lower revenues in these areas. Occupancy rates were 91% and 92%, respectively, for 1996 and 1995.

Operating Expenses and Margins. Operating expenses increased 53% or $142.8 million to $413.0 million in 1996 from the year ended December 31, 1995. Operating margins were 13% in 1996 and 15% in 1995. The decrease in operating margin in 1996 is due primarily to an increase in lease expense of $7.1 million relating to new operating leases. EBITDAR margins were 20% in 1996 and 1995.

The increases in operating expenses in 1996 reflect the inclusion of results for the recent acquisitions of $100.2 million. The remaining increases resulted primarily from higher salaries, wages, and benefits ($23.4 million) for cost of living increases and the expanded utilization of salaried therapists and staffing levels to support higher patient acuities and more complex product lines.

Corporate, General and Administrative Expenses. Corporate, general and administrative expenses remained consistent at 5% of net revenues in 1996 and 1995. The expenses include resources devoted to operations, finance, legal, risk management, and information systems to support Multicare's operations.

Depreciation and Amortization. Depreciation and amortization increased by $9.2 million in 1996 from 1995. The increases related primarily to inclusion of depreciation and amortization for the recently acquired entities and to a lesser extent, amortization of debt issuance costs and other assets.

Other Income (Expense). Net other expense increased 57% or $9.1 million in 1996 to $25.2 million, primarily as a result of interest expense from increased borrowings under Multicare's various credit agreements in connection with the financing of recent acquisitions.

Extraordinary item. Multicare incurred extraordinary charges of $2.8 million and $3.7 million in 1996 and 1995, respectively, relating to the restructuring of its bank credit facilities and the purchase of Multicare's 12.5% Senior Subordinated Notes ("12.5% Notes").

Liquidity and Capital Resources

The Company maintains adequate working capital from operating cash flows and lines of credit for continuing operations, debt service, and anticipated capital expenditures. At September 30, 1997, the Company had working capital of $51.8 million, compared to $39.3 million at December 31, 1996.

Cash flow from operations was $37.0 million for the nine months ended September 30, 1997 compared to cash from operations of $19.0 million in the comparable period of 1996. This increase is due, in part, to improved collections of accounts receivable and the inclusion of results for recent acquisitions. Net accounts receivable were $119.5 million at September 30, 1997 compared to $102.2 million at December 31, 1996. The increase in net accounts receivable is attributable to the recent acquisitions, the utilization of specialty medical services for higher acuity level patients, and the timing of third-party interim and settlement payments. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

The Company anticipates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $30 million over the next twelve months based on existing construction commitments and plans.

In January 1997 the Company purchased $6.5 million of its 12.5% Senior Subordinated Notes. In addition, in the nine month period ended September 30, 1997 $26.5 million of the Company's Convertible Debentures were converted into common stock.

In connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525 million, in the aggregate (collectively, the "Senior Facilities"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agent (the "Administrative Agent"), pursuant to a certain credit agreement (the "Long Term Credit Agreement") dated as of October 14, 1997. The Senior Facilities are being used for the purpose of
(i) refinancing certain short term facilities in the aggregate principal amount of $431.6 million which were funded on October 9, 1997 to acquire the Shares in the Tender Offer, refinance certain indebtedness of Multicare and pay fees and expenses related to the transactions, (ii) funding interest and principal payments on such facilities and on certain remaining indebtedness and (iii) funding working capital and general corporate purposes.

The Senior Facilities consist of: (1) a $200 million six year term loan (the "Tranche A Term Facility"); (2) a $150 million seven year term loan (the "Tranche B Term Facility"); (3) a $50 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility"); and (5) one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger (the "Closing Date"). The Revolving Credit Facility will mature six years after the Closing Date. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

The Senior Facilities are secured by a first priority security interest in all of the (i) stock of Multicare, (ii) stock, partnership interests and other equity of all of Multicare's present and future direct and indirect subsidiaries and (iii) intercompany notes among Genesis ElderCare Corp. and any subsidiaries or among any subsidiaries. Loans under the Senior Facilities bear, at Multicare's option, interest at the per annum Prime Rate as announced by the Administrative Agent, or the applicable Adjusted LIBO Rate. Loans under the Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.5%; loans under the Tranche B Term
Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.75%; loans under the Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.0%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.5%; and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

The Long Term Credit Agreement contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, prepay debt, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents. In addition, the Long Term Credit Agreement requires that Multicare and its affiliates maintain the Management Agreement as well as comply with certain financial covenants.

On August 11, 1997, Acquisition Corp. sold $250 million principal amount of 9% Notes which were issued pursuant to the Indenture. The 9% Notes bear interest at 9% per annum from August 11, 1997, payable semiannually on February 1 and August 1 of each year, commencing on February 1, 1998.

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

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1.9 million and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

On October 10, 1997, Genesis entered into the Therapy Sale pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24 million, subject to adjustment.

On October 10, 1997, Genesis and one of its wholly-owned subsidiaries entered into the Pharmacy Sale pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50 million, subject to adjustment (the "Pharmacy Sale"). The Company expects to complete the Pharmacy Sale in the first calendar quarter of 1998.

In February 1998 ElderTrust ("ETT"), a Maryland real estate investment trust sponsored by Genesis, made term loans to subsidiaries of the Company with respect to the lease-up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

In February 1998 ETT also made one construction loan a subsidiary of the Company to fund construction of an assisted living facility being developed by the Company. The note bears interest at a fixed annual rate of 10.5%, and will mature on the third anniversary of the loan, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" as of such third anniversary (or at the end of any extension period, if applicable).

ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to the Company, upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to the Company under minimum rent leases. The initial term of any minimum rent lease will be ten years, and the Company will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of
(i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or (ii) one-half of the increase in the Consumer Price Index during the immediately preceding year. During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3,000 per residential unit in each assisted living facility covered by a minimum rent lease.

The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. Subsequent to September 30, 1997 the Company entered into swap agreements with notional principal amounts totaling $100,000. These agreements effectively convert underlying variable-rate debt based on LIBOR into fixed-rate debt whereby the Company makes quarterly payments at a weighted average fixed rate of 5.65% and receives quarterly payments at a floating rate based on three month LIBOR (approximately 5.78% at February 10, 1998).

Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

There  are numerous legislative and executive initiatives at the federal  and state  levels  for  comprehensive  reforms  affecting  the  payment  for  and availability of healthcare services, including without limitation, discussions at the federal level concerning budget reductions and the implementation of prospective payment systems for the Medicare and Medicaid programs. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company.

Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have been proposed could materially adversely affect the Company's revenues derived from ancillary services. See "Government Regulation."

The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles and the number of calendar days in a given quarter.

The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. In addition, suppliers pass along rising costs to Multicare in the form of higher prices. When faced with increases in operating costs, Multicare has increased its charges for services. The Company's operations could be adversely affected if it is unable to recover future cost increases or experiences significant delays in increasing rates of reimbursement of its labor and other costs from Medicaid and Medicare revenue sources.

Item 8. Financial Statements and Supplementary Data.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 Page

Consolidated Financial Statements
Independent Auditors' Report                                      24
Consolidated Balance Sheets as of December 31, 1996
  and September 30, 1997                                          25
Consolidated Statements of Operations for the years ended
  December 31, 1995 and 1996 and the nine month period
  ended September 30, 1996 (unaudited) and 1997                   26
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995 and 1996 and the nine
  month period ended September 30, 1997                           27
Consolidated Statements of Cash Flows for the years ended
December 31, 1995 and 1996 and the nine month period
  ended September 30, 1996 (unaudited) and 1997                   28
Notes to Consolidated Financial Statements                        29-41

The Board of Directors
The Multicare Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of December 31, 1996 and September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows each of the years in the two-year period ended December 31, 1996 and for the nine month period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Multicare Companies, Inc. and subsidiaries as of December 31, 1996 and September 30, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 and for the nine month period ended September 30, 1997 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
February 4, 1998

           The Multicare Companies, Inc. and Subsidiaries

                   Consolidated Balance Sheets

                (In thousands, except share data)


                                             December  September
                                             31,       30,
                                             1996      1997

       ASSETS
Current assets:
Cash and cash equivalents                  $ 1,150      2,118
Accounts receivable, net of allowance
for doubtful accounts of $11,531 and
$11,069 in 1996 and 1997, respectively      102,234   119,522
Prepaid expenses and other current           14,586    21,808
assets
Deferred taxes                                3,833     2,806
Total current assets                        121,803   146,254

Property, plant and equipment:
Land, buildings and improvements            386,870   417,021
Equipment, furniture and fixtures            58,963    71,419
Construction in progress                     43,373    34,856
                                            489,206   523,296
Less accumulated depreciation and            46,187    62,496
amortization
                                            443,019   460,800

Goodwill, net                               157,298   171,324
Debt issuance costs, net                      4,017     2,768
Other assets                                 35,530    41,987
                                          $ 761,667   823,133
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                          $  26,948    28,863
Accrued liabilities                          54,707    64,944
Current portion of long-term debt               821       625
Total current liabilities                    82,476    94,432

Long-term debt                              428,347   423,421
Deferred taxes                               42,909    42,106
Stockholders' equity:
Preferred stock, par value $.01,
7,000,000 shares authorized, none
issued                                          ---       ---
Common stock, par value $.01,
70,000,000 shares authorized,
30,133,535 and 31,731,963 issued and
outstanding in 1996 and 1997,
respectively                                    301       317
Additional paid-in capital                  143,513   170,858
Retained earnings                            64,121    91,999
Total stockholders' equity                  207,935   263,174
                                          $ 761,667   823,133

See accompanying notes to consolidated financial statements.

        THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

            Consolidated Statements of Operations

            (In thousands, except per share data)

                                                           Nine month
                                        Years ended        period ended
                                        December 31,       September
                                                           30,
                                        1995      1996     1996       1997
                                                           (Unaudited)
Net revenues                           $353,048   532,230   386,890    533,952

Expenses:
Operating expenses:
Salaries, wages and benefits            171,471   258,404   189,146    255,762
Other operating expenses                 93,714   142,493   102,348    150,411
Corporate, general and administrative
expense                                  17,643    25,408    18,627     25,203
Lease expense                             5,039    12,110     8,874     12,693
Depreciation and amortization expense    13,171    22,344    16,048     21,620
Interest expense, net                    16,065    25,164    18,947     21,640
Debenture conversion expense                ---       ---       ---        785
Total expenses                          317,103   485,923   353,990    488,114

Income before income taxes and
extraordinary item                       35,945    46,307    32,900     45,838

Income tax expense                       13,798    17,570    12,505     17,087
Income before extraordinary item         22,147    28,737    20,395     28,751
Extraordinary item - loss on
extinguishment of  debt, net of tax
benefit                                   3,722     2,827     1,481        873

Net income                             $ 18,425    25,910    18,914     27,878

Income per common and common
equivalent share data:
Income before
extraordinary item                     $    .84      1.02       .74        .89

Net income                             $    .69       .92       .69        .87

 Weighted average
number of common and common
equivalent shares outstanding            26,513    28,062    27,506     32,172

Income per common share assuming full
dilution:
Income before
extraordinary item                     $    .84       .99       .71        .85

Net income                             $    .69       .90       .67        .82
Weighted average number of
common shares outstanding assuming
full dilution                            26,513    33,172    32,748     36,832

See accompanying notes to consolidated financial statements.

         The Multicare Companies, Inc. and Subsidiaries

         Consolidated Statements of Stockholders' Equity

             Years Ended December 31, 1995 and 1996
       and the nine month period ended September 30, 1997

                         (In thousands)

                         Common
                         Stock                                   Total
                      Shar    Amou     Paid-In      Retained    Stockholders'
                      es      nt       Capital      Earnings    Equity
Balances, December
31, 1994              17,662   $ 177   $ 80,054    $  19,874     $ 100,105
Exercise of stock
options (including        19     ---        304          ---           304
tax benefit)
Proceeds from
issuance of              ---     ---        373          ---           373
put options
Contingent stock
purchase                 ---     ---    (5,312)          ---       (5,312)
commitment
Net income               ---     ---        ---       18,425        18,425
Balances, December
31, 1995              17,681     177     75,419       38,299       113,895
Exercise of stock
options (including
tax benefit)              21     ---        347          ---           347
Shares issued under
stock purchase plan       30     ---        442          ---           442
Contingent stock
purchase commitment      ---     ---      5,312          ---         5,312
Stock split            8,847      88        ---         (88)           ---
Issuance of common
stock in connection
with public offering   3,000      30     51,982                     52,012
Issuance of stock in
acquisition              555       6     10,011                     10,017
Net income               ---     ---        ---       25,910        25,910
Balances, December
31, 1996              30,134     301     143,513      64,121       207,935
Exercise of stock
options (including        21     ---         277         ---           277
tax benefit)
Debt conversion        1,530      15      26,087         ---        26,102
Shares issued under
stock purchase plan       45       1         773         ---           774
Contingent stock
purchase commitment
and other                  1     ---         208         ---           208
Net income               ---     ---         ---      27,878        27,878
Balances, September
30, 1997              31,731     317     170,858      91,999       263,174

See accompanying notes to consolidated financial statements.


           The Multicare Companies, Inc. and Subsidiaries

               Consolidated Statements of Cash Flows

                           (In thousands)
                                                              Nine month
                                     Years ended             period ended
                                     December 31,            September 30,
                                   1995        1996        1996         1997
                                                       (Unaudited)
Cash flows from operating
activities:
Net income                        $ 18,425  $ 25,910   $  18,914     $ 27,878
Adjustments to reconcile net
income to net cash provided by
operating activities:
Extraordinary item                   6,101     4,711       2,469        1,456
Depreciation and amortization       13,204    22,029      15,811       21,332
Provision for doubtful accoun ts     3,483     4,760       3,475        3,521
Changes in assets and
liabilities:
Deferred taxes                       (445)   (1,208)       1,725          ---
Accounts receivable               (25,104)  (13,967)    (14,798)     (19,717)
Prepaid expenses and other
current assets                     (1,479)   (2,528)     (3,344)      (7,001)
Accounts payable and accrued
liabilities                        (3,174)    10,566     (5,255)        9,579
Net cash provided by operating
activities                          11,011    50,273      18,997       37,048

Cash flows from investing
activities:
Net marketable securities
(acquired) sold                       (200)      202         202          ---
Assets and operations acquired     (63,415)  (193,067)   (122,940)    (22,568)
Capital expenditures               (39,917)   (64,215)    (49,510)    (39,301)
Proceeds from sale-leaseback         12,522      ---         ---          ---
Proceeds from repayment of
construction advances                11,000      ---         ---       13,100
Other assets                        (1,072)    (5,531)    (2,207)     (9,465)
Net cash used in investing
activities                         (81,082)  (262,611)   (174,455)   (58,234)

Cash flows from financing
activities:
Proceeds from issuance of common
stock                                  ---      52,012         70        ---
Proceeds from exercise of stock
options and stock purchase plan        245         717        441      1,075
Proceeds from issuance of put
options                                373        ---         ---        184
Proceeds from long-term debt       278,154     562,981    218,200    112,400
Payments of long-term debt       (208,358)   (402,848)   (62,874)    (91,310)
Debt issuance costs                (4,431)     (3,295)    (2,407)      (195)
Net cash provided by financing
activities                          65,983     209,567    153,430     22,154

Increase (decrease) in cash and
cash equivalents                   (4,088)     (2,771)    (2,028)        968

Cash and cash equivalents at
beginning of period                  8,009       3,921      3,921      1,150

Cash and cash equivalents at end  $  3,921   $   1,150   $  1,893   $  2,118
of period

Supplemental disclosure of non
cash investing and financing
activities:
Fair value of assets and
operations acquired                134,323     213,873    149,748     24,937
Debt and liabilities assumed in
connection with assets and
operations acquired                 70,908      10,789     26,808      2,369
Stock issued in connection with
assets and operations acquired         ---      10,017        ---        ---
                                  $ 63,415   $ 193,067   $122,940   $ 22,568

See accompanying notes to consolidated financial statements.

               The Multicare Companies, Inc. and Subsidiaries

                 Notes to Consolidated Financial Statements

                   Years Ended December 31, 1995 and 1996
             and the nine month period ended September 30, 1997
               (In thousands, except share and per share data)

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

(1)Organization and Basis of Presentation

  The Multicare Companies, Inc. was organized in March 1992. The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. Investments in affiliates that are not majority owned are reported using the equity method.

  All significant intercompany transactions and accounts of the Company have been eliminated.

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

  Multicare changed its fiscal year end to September 30 from December 31.

(2)Summary of Significant Accounting Policies

  (a) Cash Equivalents

   Cash equivalents consist of highly liquid instruments with original maturities of three months or less.

  (b) Financial Instruments

  The carrying amounts of cash, marketable securities, and other current assets and current liabilities approximate fair value due to the short term maturity of these instruments. The fair value of the Company's long term debt is estimated based on quoted market prices or current rates offered to the Company for similar instruments with the same remaining maturities.

  (c) Debt Issuance Costs

  Debt   issuance  costs  are  amortized  on  a  straight-line  basis   which
  approximates the effective interest rate over periods of four to ten years.

  (d) Goodwill

  Goodwill resulting from acquisitions accounted for as purchases is amortized on a straight-line basis over periods of fifteen to forty years. At December 31, 1996, and September 30, 1997 accumulated amortization of goodwill was $4,636, and $7,745, respectively.

  Goodwill is reviewed for impairment whenever events or circumstances provide evidence that support that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance will be recovered through projected undiscounted future cash flows.

  (e) Other Assets

  At December 31, 1996, and September 30, 1997 other assets include $1,331, and $1,393 representing amounts due from stockholders.

  Direct costs incurred to develop and implement new specialty medical services at certain facilities are deferred during the start-up period and amortized on a straight-line basis over five years.

  At December 31, 1996 and September 30, 1997 investments in non-consolidated affiliates included in other assets amounted to $19,913 and $20,287, respectively. Results of operations relating to the non-consolidated affiliates were insignificant to the Company's consolidated financial statements in 1996, and the nine month period ended September 30, 1997.

  (f) Net Revenues

  Net revenues primarily consist of services paid for by patients and amounts for services provided that are reimbursable by certain third-party payors. Medicare and Medicaid revenues are determined by various rate setting formulas and regulations. Net revenues are recorded net of contractual allowances. Final determinations of amounts paid by Medicaid and Medicare are subject to review or audit. In the opinion of management, adequate provision has been made for any adjustment that may result from these reviews or audits. To the extent that final determination may result in amounts which vary from management estimates, future earnings will be charged or credited.

  (g) Property, Plant and Equipment

  Land, buildings and improvements, equipment, furniture and fixtures are stated at cost. Depreciation of buildings and improvements is calculated using the straight-line method over their estimated useful lives that range from twenty to forty years. Depreciation of equipment and furniture and fixtures is calculated using the straight-line method over their estimated useful lives that range from five to ten years. Depreciation expense was $10,875, $17,724, and $15,969, respectively for the years ended December 31, 1995 and 1996 and the nine month period ended September 30, 1997.

  (h) Income Taxes

  The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  (i) Net Income Per Share

  The computation of primary earnings per share is based on the weighted average number of outstanding shares during the period and includes, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. Fully diluted earnings per share additionally assumes the conversion of the Company's Convertible Subordinated Debentures. Net income used in the computation of fully diluted earnings per share was determined on the assumption that the convertible debentures were converted and net income was adjusted for the amounts representing interest and amortization of debt issuance costs, net of tax effect.

  (j) Stock Split

  In May 1996, the Company effected a three-for-two stock split in the form of a 50% stock dividend. In 1996, stockholders' equity has been adjusted to give recognition to the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the stock split. All references to average number of shares outstanding, stock options, and per share amounts have been restated to reflect the stock split.

(3)Tender Offer and Merger and Acquisitions

  On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis Health Ventures, Inc. ("Genesis"), The Cypress Group L.L.C (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired 99.65% of the shares of common stock of Multicare, pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp.

  In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000, subject to adjustment (the "Pharmacy Sale"). The Company expects to complete the Pharmacy Sale in the first calendar quarter of 1998.

  Genesis Eldercare Corp. (the "Multicare Parent") paid approximately $1,492,000 to (i) purchase the Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis
  ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000, $199,500 and $10,500, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000 and (ii) $250,000 from the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

  In connection with the Merger, Genesis, Cypress, TPG and Nazem entered into an agreement (the "Put/Call Agreement") pursuant to which, among other things, Genesis will have the option, on the terms and conditions set forth in the Put/Call Agreement to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem commencing on October 9, 2001 and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem will have the option, on the terms and conditions set forth in the Put/Call Agreement, to require Genesis to purchase (the "Put") such Genesis ElderCare Corp. Common Stock commencing on October 9, 2002 and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement.

  The prices determined for the Put and Call are based on a formula that calculates the equity value attributable to Cypress', TPG's and Nazem's
  Genesis ElderCare Corp. Common Stock, plus a portion of the Genesis pharmacy business (the "Calculated Equity Value"). The Calculated Equity Value will be determined based upon a multiple of Genesis ElderCare Corp.'s earnings before interest, taxes, depreciation, amortization and rental expenses, as adjusted ("EBITDAR") after deduction of certain liabilities, plus a portion of the EBITDAR related to the Genesis pharmacy business. The multiple to be applied to EBITDAR will depend on whether the Put or the Call is being exercised. Any payment to Cypress, TPG or Nazem under the Call or the Put may be in the form of cash or Genesis common stock at Genesis' option.

  Upon exercise of the Call, Cypress, TPG and Nazem will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. Common Stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, or TPG or Nazem; any payment to Cypress, TPG or Nazem will be limited to Cypress', TPG's, or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement which provides generally for the preferential return of the stockholders' capital contributions (subject to certain priorities), a 25% compound annual return on Cypress', TPG's and Nazem's capital contributions and the remaining Calculated Equity Value to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp.

  Cypress', TPG's and Nazem's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis or an extraordinary dividend or distribution or the occurrence of the leverage recapitalization of Genesis. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress, TPG and Nazem will have the right to terminate the Stockholders' Agreement and Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the Put option exercise price and Cypress, TPG and Nazem will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price.

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

  All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each facility from the date of acquisition.

  The following 1996 unaudited pro forma financial information has been prepared as if the Concord and A.D.S acquisitions had been consummated on January 1, 1996. The 1997 unaudited pro forma information has been prepared as if the Merger and the Pharmacy Sale had been completed on January 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of the respective periods presented and is based on preliminary allocations of the purchase price to property, plant and equipment and goodwill that are subject to change.

                                        December      Septemb
                                        31,           er 30,
                                        1996          1997
                                            (unaudited)
   Net revenues                       $ 599,022    $   479,885
   Income (loss) before
   extraordinary item                    29,095       (10,032)
   Net income (loss)                  $  26,267       (10,905)
   Total assets                                      1,720,000
   Total debt                                          771,407
   Total equity                                    $   745,000

(4)Income Taxes

  The provision for income taxes, exclusive of income taxes related to the extraordinary items, consists of the following:

                          December 31,          September
                                                30,
                          1995       1996       1997
   Federal:
   Current             $  11,092  $ 13,554     $  15,029
   Deferred                 (35)     1,275           133
   State:
   Current                 2,876     2,695         1,908
   Deferred                (135)        46            17
                       $  13,798  $ 17,570     $  17,087

  The difference between the Company's effective tax rate and the Federal statutory tax rate of 35% is primarily attributable to state taxes.

  The tax effects of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                       December  September
                                       31,       30,
                                       1996      1997
   Deferred tax assets:
   Accounts receivable              $  1,642   $  1,311
   Employee benefits and               2,191      1,495
   compensated absences
                                    $  3,833   $  2,806

   Deferred tax liabilities:
   Property, plant and equipment    $ 42,033   $ 41,254
   Other                                 876        852
                                    $ 42,909   $ 42,106

  Cash paid for income taxes was $12,910, $14,555 and $6,580 in the years ended December 1995 and 1996 and the nine month period ended September 30, 1997, respectively.

(5)Financing Obligations

  A summary of long-term debt is as follows:

<CAPTION
                                            December     September
                                            31,          30,
Bank credit facility, with interest at
approximately 7% in 1996 and 1997        $  276,429   $  305,129
Convertible debentures, due 2003, with
interest at 7%, convertible at $17.33
per share                                    86,250       59,744
Senior subordinated notes, due 2002,
net of unamortized original issue
discount of $682 and $524 in 1996 and
1997, respectively, with interest at
12.5%                                        29,719       23,377
Mortgages and other debt, including
unamortized premium of $3,412 and
$3,110 in 1996 and 1997, respectively,
payable in varying monthly or quarterly
installments with interest at rates
between 6% and 12%. These loans mature
between 1999 and 2033                        26,135       26,164
Revenue bonds, rates ranging from 7% to
10%, with maturities between 2004 and
2015, net of unamortized discount of
$431 and $391 in 1996 and 1997,
respectively                                 10,635        9,632
                                            429,168      424,046
Less current portion                            821          625
                                         $  428,347   $  423,421

  In October 1997, in connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525 million, in the aggregate (collectively, the "Senior Facilities"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agent (the "Administrative Agent"), pursuant to a certain credit agreement (the "Long Term Credit Agreement") dated as of October 14, 1997. The Senior Facilities are being used for the purpose of (i) refinancing certain short term facilities in the aggregate principal amount of $431.6 million which were funded on October 9, 1997 to acquire the Shares in the Tender Offer, refinance certain indebtedness of Multicare (including the Company's bank credit and lease facilities with NationsBank, N.A., the Company's 7% Convertible Subordinated Debentures, and the Company's 12.5%

  Senior Subordinated Notes) and pay fees and expenses related to the transactions, (ii) funding interest and principal payments on such facilities and on certain remaining indebtedness and (iii) funding working capital and general corporate purposes.

  The  Senior  Facilities consist of: (1) a $200 million six year  term  loan
  (the "Tranche A Term Facility"); (2) a $150 million seven year term loan (the "Tranche B Term Facility"); (3) a $50 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility"); and (5) one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger (the "Closing Date"). The Revolving Credit Facility will mature six years after the Closing Date. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

  The Senior Facilities are secured by a first priority security interest in all of the (i) stock of Multicare, (ii) stock, partnership interests and other equity of all of Multicare's present and future direct and indirect subsidiaries and (iii) intercompany notes among Parent and any subsidiaries or among any subsidiaries. Loans under the Senior Facilities bear, at Multicare's option, interest at the per annum Prime Rate as announced by the Administrative Agent, or the applicable Adjusted LIBO Rate. Loans under the Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.5%; loans under the Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.75%; loans under the Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.0%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.5%; and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

  The Long Term Credit Agreement contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, prepay debt, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents. In addition, the Long Term Credit Agreement requires that Multicare and its affiliates maintain the Management Agreement as well as comply with certain financial covenants.

  On August 11, 1997, Acquisition Corp. sold $250 million principal amount of Notes which were issued pursuant to the Indenture. The Notes bear interest at 9% per annum from August 11, 1997, payable semiannually on February 1 and August 1 of each year, commencing on February 1, 1998.

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

  In 1997 the Company purchased $6,500 principal amount of its 12.5% Senior Subordinated Notes ("12.5% Notes"), resulting in an extraordinary charge of $873, net of tax of $583, relating to the premiums paid above recorded values and the write-off of debt issuance costs and original issue discounts.

  In 1995 and 1996 the Company recorded extraordinary charges of $3,722 and $2,827 respectively, net of tax amounts of $2,379 and $1,884, respectively, relating to the restructuring of its credit agreements and the purchase of its 12.5% Notes. The charges are comprised of the write-off of debt issuance costs and original issue discounts, prepayment penalties, and premiums paid above recorded values.

  In 1996 the Company entered into a $350,000 credit facility and a $60,000 lease facility with NationsBank, N.A., as agent.

  In March 1995, the Company completed an offshore offering and a concurrent private placement in the United States of $86,250 of its Convertible Debentures due 2003. The Convertible Debentures are convertible at a price of $17.33 per share. The net proceeds approximated $83,300 of which $23,000 was used to repay amounts outstanding under the Company's credit agreement, with the remainder utilized for general corporate purposes. In 1997, $26,506 of Convertible Debentures were converted into common stock. In connection with the early conversion of a portion of the Convertible Debentures, the Company recorded a charge of $785 relating to premiums paid upon conversion.

  The fair value of the Company's debt, based on quoted market prices or current rates for similar instruments with the same maturities was approximately $432,398 and $462,393 at December 31, 1996 and September 30, 1997, respectively.

  The Company is subject to various financial and restrictive covenants under its credit facility and other indebtedness and is in compliance with such covenants at September 30, 1997. The Company is in compliance with covenants on its Senior Facilities and 9% Notes.

  The aggregate maturities of long-term debt for the five years ending September 30, 2002 and thereafter as adjusted for the borrowings and repayments in connection with the Merger are as follows:

                     1998        $  20,220
                     1999           30,647
                     2000           34,699
                     2001           38,743
                     2002           42,811
                     Thereafter    601,824
                                   768,944

                     Discount      (1,345)
                     Premium         3,808
                                 $ 771,407

  Interest expense of $1,605, $2,773 and $1,816 was capitalized in the years ended December 31, 1995 and 1996 and the nine month period ended September 30, 1997, respectively, in connection with new construction and facility renovations and expansions.

  Cash paid for interest was $17,704, $25,762 and $22,817 in the years ended December 31, 1995 and 1996 and the nine month period ended September 30, 1997, respectively.

(6)Accrued Liabilities

  At December 31, 1996 and September 30, 1997 accrued liabilities consist of the following:

                                        1996       1997
          Salaries and wages        $ 19,469   $  26,291
          Deposits from patients       3,386       3,106
          Interest                     4,742       3,705
          Insurance                    7,079      10,456
          Other                       20,031      21,386
                                    $ 54,707   $  64,944

(7)  Commitments and Contingencies

  The Company has operating leases on certain of its facilities and offices. Three of such leases are with entities that are owned wholly or in part by certain stockholders of the Company. Minimum rental commitments under all noncancelable leases at September 30, 1997 as adjusted for refinancing its lease facility in connection with the Merger are as follows:

              1998              $    13,505
              1999                   13,233
              2000                   12,827
              2001                   12,758
              2002                   12,688
              Thereafter             60,966
                                $   125,977

  Letters of credit ensure the Company's performance or payment to third parties in accordance with specified terms and conditions. At September 30, 1997, letters of credit outstanding amounted to $1,750.

  The Company has guaranteed $13,100 of indebtedness to others. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Company does not anticipate any material losses as a result of these commitments.

  In February 1998 ElderTrust ("ETT"), a Maryland real estate investment trust sponsored by Genesis, made term loans to subsidiaries of the Company with respect to the lease-up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

  In February 1998 ETT also made one construction loan to a subsidiary of the Company to fund construction of an assisted living facility being developed by the Company. The note bears interest at a fixed annual rate of 10.5%, and will mature on the third anniversary of the loan, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" as of such third anniversary (or at the end of any extension period, if applicable).

  ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to the Company, upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to the Company under minimum rent leases. The initial term of any minimum rent lease will be ten years, and the Company will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of (i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or (ii) one-half of the increase in the Consumer Price Index during the immediately preceding year. During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3 per residential unit in each assisted living facility covered by a minimum rent lease.

  Included in the accompanying consolidated financial statements are management fees and interest income from related parties of $1,689, $123 and $92 for the years ended December 31, 1995 and 1996 and the nine month period ended September 30, 1997, respectively.

  There are numerous legislative and executive initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including without limitation, discussions at the federal level concerning budget reductions and the implementation of prospective payment systems for the Medicare and Medicaid programs. The Company is unable to predict the impact of healthcare reform proposals on the Company; however, it is possible that such proposals could have a material adverse effect on the Company. Any changes in reimbursement levels under Medicaid and Medicare and any changes in applicable government regulations could significantly affect the profitability of the Company. Various cost containment measures adopted by governmental pay sources have begun to limit the scope and amount of reimbursable healthcare expenses. Additional measures, including measures that have already been proposed in states in which the Company operates, may be adopted in the future as federal and state governments attempt to control escalating healthcare costs. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company. In particular, changes to the Medicare reimbursement program that have been proposed could materially adversely affect the Company's revenues derived from ancillary services.

  The healthcare industry is labor intensive. Wages and other labor related costs are especially sensitive to inflation. In addition, suppliers pass along rising costs to the Company in the form of higher prices. When faced with increases in operating costs, the Company has increased its charges for services. The Company's operations could be adversely affected if it is unable to recover future cost increases or experiences significant delays in increasing rates of reimbursement of its labor and other costs from Medicaid and Medicare revenue sources.

  The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company's consolidated financial statements.

(8)Capital Stock and Stock Plans

  In May 1996, the Company increased the number of authorized shares of preferred and common stock for the purpose of effecting a three-for-two stock split in the form of a 50% stock dividend. In October 1996, the Company completed a public offering of 3,000,000 shares of its common stock, resulting in net proceeds of $52,000. The proceeds from the offering were used to repay a portion of outstanding bank indebtedness under the Company's credit agreement which was incurred to finance certain of the Company's acquisitions.

  The Company's 1993 Stock Option Plan and Non-Employee Director Stock Option Plan (Plans) provided for the issuance of options to directors, officers, key employees and consultants of the Company. The aggregate number of shares authorized for issuance under the Plans was 5,390,000. Options were issued at market value on the date of the grant, vested ratably over maximum periods of five years, and expired ten years from the date of the grant.

  In connection with the Merger, the unexercisable portion of each outstanding stock option became immediately exercisable in full and was canceled in exchange for the right to receive an amount in cash equal to the product of (i) the number of shares previously subject to such option and (ii) the excess, if any, of the tender offer price of $28.00 per share over the exercise price per share previously subject to such options.

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and applies APB Opinion No. 25 in accounting for its Plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below:

                                               December 31,        September
                                                                   30,
                                             1995       1996        1997
   Net income--as reported                 $ 18,425   $ 25,910    $  27,878
   Net income--pro forma                     17,530     24,181       24,628
   Net income per share--as reported -
   fully diluted                                .69        .90          .82
   Net income per share--pro forma -
   fully diluted                                .66        .85          .73

  The fair value of the stock options granted in 1995, 1996 and 1997 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   December 31,  September
                                   1995 and      30,
                                   1996          1997
   Dividend yield                  0%            0%
   Expected volatility             38.4%         36.8%
   Risk-free interest rate         6.5%          5.5%
   Expected life                   9.9 years     9.8 years

  Presented below is a summary of the stock option plans for the years ended December 31, 1995, 1996 and the nine month period ended September 30, 1997:

                          1995                  1996             1997
                        Weighted             Weighted           Weighted
                        Average              Average            Average
                        Exercise             Exercise           Exercise
                     Shares   Price       Shares    Price   Shares   Price
  Options
  outstanding at
  beginning of
  year              1,772,778  $10.74  2,441,364   $11.46   3,167,237  $13.03
  Granted             750,828   13.10    828,746    17.60     664,500   18.37
  Exercised          (27,969)    8.73   (24,789)    11.05    (22,562)   12.65
  Forfeited/expired  (54,273)   12.15   (78,084)    13.10   (127,989)   13.64
  Options
  outstanding at
  end of year       2,441,364  $11.46  3,167,237   $13.03   3,681,186  $13.97

  Weighted-average
  grant-date fair
  value of options
  granted                      $ 8.23              $11.06              $10.77

  The following table summarizes information for stock options outstanding at September 30, 1997:

                              Weighte d    Weighted                 Weighted
                   Number     Avg.         Avg.                     Avg.
Range of Exercise  Outstand   Contractual  Exercise    Number       Exercise
Prices             ing        Life         Price       Exercisable  Price

$6.67-$10.83        257,251     6.0       $    7.77     228,000     $   7.81
$11.17-$14.67     2,020,372     6.8           11.96   1,290,429        11.87
$16.00-$22.25     1,403,563     9.0           18.00     162,424        17.16
                  3,681,186     7.6       $   13.97   1,680,853     $  11.83

  The Company's Employee Stock Purchase Plan (ESPP) was adopted by the Company's Board of Directors in 1995 and approved by shareholders in 1996. The ESPP permitted employees of the Company to purchase the Company's common stock at a price equal to the lesser of 85% of the fair market value of the common stock on the first or last day of each quarter. There were 1,200,000 shares authorized for issuance under the ESPP. In 1996, the Company adopted the Directors Retainer and Meeting Fee Plan (Directors
  Plan) under which a director who is not an employee of the Company may elect to receive payment of all or any portion of his or her annual cash retainer and meeting fees either in cash or shares of the Company's common stock. The number of shares payable is determined by the fair market value of a share on the date payment is due. The aggregate number of shares authorized for issuance under the Directors Plan was 75,000. In connection with the Merger, the ESPP and Directors Plan were terminated.

(9)  Quarterly Results of Operations (Unaudited)

                                Year ended December 31, 1996(2)
                               First       Second     Third      Fourth
                               Quarter(1)  Quarter    Quarter    Quarter(1)

   Net revenues             $  120,057   $  131,889  $  134,944  $  145,340
   Income before
   extraordinary item            6,197        6,780       7,418       8,342
   Net income                    4,716        6,780       7,418       6,996
   Income per common
   share assuming
   full dilution:
   Income before
   extraordinary item              .23          .24         .26         .27
   Net income               $      .18   $      .24   $     .26   $     .23

                                     Nine month period ended
                                      September 30, 1997
                               First         Second         Third
                               Quarter(1)    Quarter        Quarter

   Net revenues             $  168,792     $  179,164      $  185,996
   Income before
   extraordinary item            8,760         10,181           9,810
   Net income                    7,887         10,181           9,810
   Income per common
   share assuming
   full dilution:
   Income before
   extraordinary item              .27            .30             .28
   Net income               $      .24     $      .30      $      .28

(1) The Company incurred extraordinary charges related to extinguishment of debt.
(2) Income per share has been adjusted for a 50% stock dividend in May 1996.

Item 10.  Directors and Executive Officers of the Company.

The  following  table sets forth certain information regarding  each  of  the
directors  and  executive  officers of the  Company.   Each  was  elected  in
connection with the Merger:

Name                  Age     Position
Michael R. Walker       49    Chairman, Chief Executive Officer and Director
George V. Hager, Jr.    41    Senior Vice President, Chief Financial Officer
                              and Director
James L. Singleton      42    Vice President, Assistant Secretary and Director
James G. Coulter        37    Vice President, Assistant Secretary and Director
Jonathan J. Coslet      33    Director
Richard R. Howard       48    Director
Karl I. Peterson        27    Director
William L. Spiegel      35    Director
James A. Stern          47    Director

Michael R. Walker is the Chairman of the Board, Chief Executive Officer and a director of the Company. Mr. Walker is the founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception in 1985. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated eldercare facilities with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and on the Board of Trustees of Universal Health Realty & Income Trust.

George V. Hager, Jr. is the Senior Vice President, Chief Financial Officer and a director of the Company. Mr. Hager has served as the Senior Vice President and Chief Financial Officer of Genesis since February 1994. Mr. Hager joined Genesis in July 1992 as Vice President and Chief Financial Officer. Prior thereto, Mr. Hager was the partner in charge of the healthcare practice for KPMG Peat Marwick LLP in the Philadelphia office. Mr. Hager began his career at KPMG Peat Marwick LLP in 1979 and has over 15 years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the American Institute of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants.

James L. Singleton is a Vice President, Assistant Secretary and a director of the Company. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group of Lehman Brothers Inc. Mr. Singleton holds a Master of Business Administration degree from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Yale
University. Mr. Singleton serves on the Board of Directors of Able Body Corporation, Cinemark USA, Inc., L.P. Thebault Company and Williams Scotsman, Inc.

James G. Coulter is a Vice President, Assistant Secretary and a director of the Company. Mr. Coulter was a founding partner of TPG in 1992. Prior to forming TPG, Mr. Coulter was a Vice President of Keystone, Inc., the personal investment vehicle of Fort Worth, Texas-based investor, Robert M. Bass. Mr. Coulter holds a Master of Business Administration degree from Stanford University and a Bachelor of Arts degree from Dartmouth College. Mr. Coulter is Co-Chairman of the Board of Beringer Wine Estates. He also serves on the Board of Directors of America West Airlines, Inc., Virgin Cinemas Limited, Paradyne Partners, L.P. and Del Monte Corp. Mr. Coulter is also an officer of the general partner of Colony Investors and Newbridge Investment Partners.

Jonathan J. Coslet is a director of the Company. Mr. Coslet has been a partner of TPG since 1993. Prior to joining TPG, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high-yield finance. Mr. Coslet holds a Master of Business Administration degree from Harvard Business School, where he was a Baker Scholar and a Loeb Fellow, and a Bachelor of Science degree in Economics from the University of Pennsylvania Wharton School. Mr. Coslet serves on the Board of Directors of PPOM, L.P.

Richard R. Howard is a director of the Company. Mr. Howard has served as a director of Genesis since its inception and as Chief Operating Officer since June 1986. Mr. Howard joined Genesis in September 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the University of Pennsylvania Wharton School, where he received a Bachelor of Science degree in Economics in 1971.

Karl I. Peterson is a director of the Company. Mr. Peterson has served as Vice President of TPG since 1995. Prior to joining TPG, Mr. Peterson was in the Mergers and Acquisitions Department and the Leveraged Buyout Group of Goldman, Sachs & Co. Mr. Peterson holds a Bachelor of Business Administration degree in Finance from the University of Notre Dame.

William L. Spiegel is a director of the Company. Mr. Spiegel has been a Principal of Cypress since its formation in April 1994. Prior to joining
Cypress, Mr. Spiegel was with Lehman Brothers Inc. where he worked in the Merchant Banking Group. Mr. Spiegel holds a Master of Business Administration degree from the University of Chicago Graduate School of Business, a Master of Arts degree in Economics from the University of Western Ontario and a Bachelor of Science degree in Economics from The London School of Economics.

James A. Stern is a director of the Company. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. He served as head of Lehman's High Yield and Primary Capital Markets Groups, and was co-head of Investment Banking. In addition, Mr. Stern was a member of Lehman's Operating Committee. Mr. Stern holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Science degree from Tufts University where he is a trustee. Mr. Stern is a director of Amtrol Inc., Cinemark USA, Inc., Lear Corporation, Noel Group, Inc. and R.P. Scherer Corporation.

Item 11. Executive Compensation.

                         SUMMARY COMPENSATION TABLE
                                                      LONG-TERM
                                                      COMPENSATION
                                                      AWARDS (1)
                                                      Number of
                                                      Securities
                          ANNUAL COMPENSATION         Underlying   All
                                                      (2)          Other
Name and Principal      Year     Salary      Bonus    Options      Compensation
Position
Moshael J. Straus(3)    (4)1997  $ 450,000    $ 562,500   110,000  $ 133,315(5)
Chairman of the Board      1996    600,000      750,000    93,750    100,808(5)
of Directors               1995    600,000      600,000   170,900    149,433(5)
and Co-Chief Executive
Officer

Daniel E. Straus(3)     (4)1997    450,000      562,500   110,000    100,531(5)
President, Co-Chief        1996    600,000      750,000    93,750    133,171(5)
Executive Officer          1995    600,000      600,000   170,900    174,396(5)
and Director

Stephen R. Baker(3)     (4)1997    225,000      133,605    60,000        ---
Executive Vice             1996    300,000      178,125    23,438        ---
President, Chief           1995    250,000      125,000    42,162        ---
Operating Officer and
Director

Susan S. Bailis(6)      (4)1997    186,154       93,750       ---        ---
Senior Vice President,     1996      8,111        8,111    97,500        ---
ADS/Multicare              1995        ---          ---       ---        ---

Mark R. Nesselroad(7)   (4)1997    150,000       75,000    25,000        ---
Senior Vice President,     1996    164,000       55,070     4,500        ---
Acquisitions               1995     12,500          ---    22,500        ---
Construction &
Development

Keith F. Helmer(8)      (4)1997    168,974       52,500    10,000        ---
Vice President,            1996        ---          ---       ---        ---
Operations                 1995        ---          ---       ---        ---


(1) The Company did not grant any long term incentive plan payouts ("LTIPs") to any of the executive officer named in this table nor does the Company maintain any LTIPs. Excludes perquisites and other personal benefits, securities or property, the aggregate amount of which received by any named person did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such officer as well as certain incidental personal benefits to executive officers of the Company resulting from expenses incurred by the Company in interacting with the financial community and identifying potential acquisition targets.
(2) Options adjusted for three-for-two stock split in May 1996.
(3) Executive officers terminated on October 10, 1997 in connection with Merger.
(4) Represents amounts earned from January 1, 1997 through September 30, 1997.
(5) Amounts paid in connection with obtaining term life insurance to fund a stock purchase right from the other Co-Chief Executive Officer in connection with an agreement among the Company and each of the Co-Chief Executive Officers.
(6) Ms. Bailis joined the Company in December 1996.
(7) Mr. Nesselroad joined the Company in December 1995.
(8) Mr. Helmer joined the Company in January 1997.


Stock Option Grants

The following table sets forth as to each of the individuals named in the Summary Compensation Table the following information with respect to stock option grants during the period from January 1, 1997 through September 30, 1997 ("Fiscal 1997") and the potential realizable value of such option grants: (i) the number of shares of Common Stock underlying options granted during Fiscal 1997, (ii) the percentage that such options represent of all options granted to employees during Fiscal 1997, (iii) the exercise price,
(iv) the expiration date and (v) grant date present value.

                     OPTION(1) GRANTS DURING FISCAL 1997
                   AND ASSUMED POTENTIAL REALIZABLE VALUE

                   Number
                   of             % of
                   Underlying     Total                              Grant Date
                   Options        Grated     Exercise    Expiration   Present
Name               Granted        in 1997     Price       Date         Value
Moshael J. Straus   110,000       18%       $ 19.50     2/4/2007      $ 935,000
Daniel  E. Straus   110,000       18%         19.50     2/4/2007        935,000
Stephen R. Baker     60,000       10%         19.50     2/4/2007        510,000
Mark R. Nesselroad   25,000        4%         19.50     2/4/2007        212,500
Keith F. Helmer      10,000        2%         19.50    1/31/2007         85,000

(1) There were no SARs granted in 1997.
(2) The Company calculated the grant date present value at the Tender Offer price of $28.00 per share.
(3) Options vest at a rate of 33 1/3% per year over a three year period and expire ten years from the date of grant.

Ten Year Option Repricings
The following table sets forth the information noted for all repricings of all options held by any executive officer of the Company in the Company's last 10 complete fiscal years.

                         OPTION REPRICING TABLE (1)
                                                                   Length
                        Securities  Market                         of Original
                        Underlying  Price of  Exercise             Option Term
                        Options     Stock at  Price at   New       Remaining
                        Repriced    Time of   Time of    Exercise  at Date of
Name        Date        or Amended  Pricing   Repricing  Price     Repricing
Stephen R.  August 17,
Baker       1993(2)     90,000    $ 7.33(3)  $ 7.39    $ 6.67  9 years 7 months

 (1) Options and per share amounts adjusted for three-for two stock split in May 1996.
 (2) Stephen R. Baker was originally granted options to purchase 90,000 shares of Common Stock on April 1, 1993 at an exercise price of $7.39 per share. Subsequently, coinciding with the Company's 1993 initial public offering of its Common Stock at $6.67 per share, Mr. Baker's options were amended such that the exercise price would equal that of the Company's 1993 initial public offering price.
 (3) This represents the closing price of the Common Stock on August 19, 1993 which was the first day the Common Stock was traded on The Nasdaq Stock Market. Prior to August 19, 1993, there was no public market for the Common Stock

Stock Option Values

The following table sets forth the number and aggregate dollar value of unexercised options held at September 30, 1997 by the individuals named in the Summary Compensation Table. None of the named individuals exercised any options prior to September 30, 1997.

                           AGGREGATE OPTION VALUES
                                                       Value of Unexercised
                        Number of Unexercised           in the Money Options
                        Options at September               at September 30,
                            30, 1997(2)                       1997(1)(2)
Name                 Exercisable  Unexercisable    Exercisable    Unexercisable
Moshael J. Straus          516,847       457,467    $ 8,283,319   $ 6,433,820
Daniel E. Straus           516,847       457,467      8,283,319     6,433,820
Stephen R. Baker           134,786       107,681      2,502,470     1,366,879
Susan S. Bailis                ---        97,500            ---       877,500
Mark R. Nesselroad           9,000        43,000        117,975       479,700
Keith F. Helmer                ---        10,000            ---        85,000

 (1) The value of unexercisable in the money options was determined by using the Tender Offer price of $28.00 per share.
 (2) In connection with the Tender Offer options for all employees were accelerated and fully vested on the Tender Offer date.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the common stock on February 12, 1998, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each person who is currently a director or nominee to be a director of the Company; (iii) all current directors and executive officers of the Company as a group; and (iv) those persons named in the Summary Compensation Table. To the best of the Company's knowledge, except as otherwise noted, the holder listed below has sole voting power and investment power over the Common Stock owned beneficially own.

Name of Beneficial Owner(1)(2)    Number of      Percent of
                                  Shares         Class

Genesis ElderCare Corp.           100            100%

(1) None of the current directors or executive officers of the Company beneficially own stock of the Company.
(2) None of the persons named in the Summary Compensation beneficially own stock of the Company.

Item 13. Certain Relationships and Related Transactions.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages the Company's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 (the "Pharmacy Sale"), subject to adjustment. The Company expects to complete the Pharmacy Sale in the first calendar quarter of 1998.

In connection with the Merger, Genesis acquired from certain former stockholders of the Company the land and buildings of an eldercare facility located in New London, Connecticut, for a purchase price of $8.4 million. The Company's operating subsidiary that leases the facility pays annual rent to Genesis of $725,000.

Genesis has sponsored the formation of ElderTrust ("ETT"), a Maryland real estate investment trust. Michael R. Walker, Chairman and Chief Executive Officer of the Company and Genesis is Chairman of ETT. In February 1998 ETT made term loans to the Company with respect to the lease-up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable). The Company guaranteed 20% of the principal amount of these term loans.

In February 1998 ElderTrust ("ETT") made term loans to subsidiaries of the Company with respect to the lease up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

In February 1998 ETT also made one construction loan to a subsidiary of the Company to fund construction of an assisted living facility being developed by the Company. The note bears interest at a fixed annual rate of 10.5%, and will mature on the third anniversary of the loan, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" as of such third anniversary (or at the end of any extension period, if applicable).

ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to the Company, upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to the Company under minimum rent leases. The initial term of any minimum rent lease will be ten years, and the Company will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of
(i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or (ii) one-half of the increase in the Consumer Price Index during the immediately preceding year. During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3,000 per residential unit in each assisted living facility covered by a minimum rent lease.

Employment Agreements

In January 1995, the Company entered into an employment agreement with each of Moshael J. Straus and Daniel E. Straus. Each agreement provides for an initial term of five years, which will extend automatically at the end of the initial five year term for additional one year periods unless, not less than 180 days prior to the end of the initial term or any such additional term, notice of non-extension is given by either the Company or the respective Co-Chief Executive Officer. Each employment agreement provides for an annual base salary at an initial rate of $600,000, which may be increased at the discretion of the Board of Directors, and a bonus, to be determined pursuant to the Company's Key Employee Incentive Compensation Plan ("KEICP"), ranging from 70%-150% of base salary, based upon goals and targets set forth in a business plan negotiated with the Compensation Committee. Each of these employment agreements provides that if the Company terminates the Co-Chief Executive Officer without Cause (as defined) or fails to renew his employment agreement, or if such Co-Chief Executive Officer terminates his employment agreement for Good Reason (as defined) or upon Change of Control (as defined) then (1) the Company will be obliged to pay the respective Co-Chief Executive Officer the greater of (x) any remaining salary payable during the term or
(y) an amount equal to two times the annual salary for the then current employment year (or, with respect to Change of Control, three times annual salary plus an amount equal to the highest bonus received during the prior three years); (2) all stock options, stock awards and similar equity rights will immediately vest and become exercisable; and (3) the Company must maintain in effect the Co-Chief Executive Officer's other benefits for a period equal to the greater of the remainder of the term or two years. Each of the Co-Chief Executive Officers is also entitled (i) to life insurance benefits in an amount equal to five times his then current salary (to a maximum of $5 million); (ii) life insurance benefits in an amount not exceeding $50 million in connection with a buy-sell arrangement between the Co-Chief Executive Officers; and (iii) disability insurance in an amount equal to 66.67% of his then current salary.

In January 1995, the Company entered into an employment agreement with Stephen R. Baker. The agreement provides for an initial term of three years which will be renewed automatically at the end of the initial three year term for additional one-year periods unless, not less than 180 days prior to the end of the initial term or any such additional term, notice of non-renewal is given either by the Company or the employee. The agreement provides for an annual base salary at an initial rate of $250,000 which may be reviewed annually by the Board of Directors, and a bonus to be determined pursuant to the Company's KEICP, ranging from 30%-75% of base salary, based upon goals and targets set forth in a business plan prepared by the Co-Chief Executive Officers. The agreement provides that if the Company terminates the employee without Cause (as defined) or fails to renew his employment agreement, or if the employee terminates his employment agreement for Good Reason (as defined) or upon Change of Control (as defined) then (1) the Company will be obliged to pay him the greater of (x) any remaining salary payable during the term or
(y) an amount equal to two times the annual salary for the then current employment year (or, with respect to Change of Control, three times annual salary plus an amount equal to the highest bonus received during the prior three years); (2) all stock options, stock awards and similar equity rights will immediately vest and become exercisable; and (3) the Company must maintain in effect the employee's other benefits for a period equal to the longer of the remainder of the term or two years. Mr. Baker is also entitled to life insurance benefits in an amount equal to four times his then current salary (to a maximum of $2 million) and disability insurance in an amount equal to 66.67% of his salary.

In December 1996, in connection with the Company's acquisition of The ADS Group the Company entered into an employment agreement with Susan Bailis. The agreement provides for an initial term of three years which will be renewed automatically at the end of the initial three year term for additional one-year periods unless, not less than 180 days prior to the end of the initial term or any such additional term, notice of non-renewal is given either by the Company or the employee. The agreement provides for an annual base salary at an initial rate of $200,000 which may be reviewed by the Board of Directors, and a bonus, to be determined pursuant to the Company's KEICP. The agreement provides that if the Company terminates the employee without Cause (as defined) or fails to renew his employment agreement, or if the employee terminates her employment agreement for Good Reason (as defined) or upon Change of Control (as defined) then (1) the Company will be obliged to pay her the greater of (x) any remaining salary payable during the term or (y) an amount equal to the annual salary for the then current employment year (or, with respect to Change of Control, three times annual salary plus an amount equal to the highest bonus received during the prior three years); (2) all stock options, stock awards and similar equity rights will immediately vest and become exercisable; and (3) the Company must maintain in effect the employee's other benefits for a period equal to the longer of the remainder of the term or two years. Ms. Bailis is also entitled to disability insurance in an amount of 66.67% of her salary.

In December 1995, in connection with the Company's acquisition of Glenmark Associates, Inc. the Company entered into a three year employment agreement with Mark R. Nesselroad. The agreement provides for an annual base salary at an initial rate of $150,000 and a bonus to be determined pursuant to the Company's KEICP under which Mr. Nesselroad may earn a maximum annual bonus equal to 35% of base salary.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a.) 1)Financial Statements
Independent Auditors' Report
Consolidated  Balance  Sheets as  of  December  31,  1996  and
 September 30, 1997
Consolidated  Statements of Operations  for  the  years  ended
 December 31, 1995 and 1996 and the nine months ended September 30, 1996 (unaudited) and 1997
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997
Consolidated  Statements of Cash Flows  for  the  years  ended
 December 31, 1995 and 1996 and the nine months ended September 30, 1996 (unaudited) and 1997
 Notes to Consolidated Financial Statements

2)Financial Statement Schedules
  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995 and 1996 and the nine months ended
           September 30, 1997

3)Exhibits
Exhibit
No.            Description
(1)2    Reorganization and Subscription Agreement, dated as of August 21,
        1992, among The Multicare Companies, Inc., Daniel E. Straus, Moshael J. Straus, Adina S. Rubin and Bethia S. Quintas
(2)3.1  Restated Certificate of Incorporation of The Multicare Companies, Inc.
   3.2 Certificate of Amendment of Restated Certificate of Incorporation of The Multicare Companies, Inc.
(2)3.3  By-laws of The Multicare Companies, Inc.
(1)4.1   Indenture for Senior Subordinated Notes
(5)4.2   Fiscal Agency Agreement for Subordinated Convertible Debentures
(1)10.1 Lease, dated July 29, 1986, between Jackson Health Care Associates and Health Resources of Jackson, Inc.
(2)10.2 Amended and Restated Amendment of Lease, dated as of November 18, 1992 between Straus Associates and Health Resources of Colchester, Inc.
(2)10.3  Amended and Restated 1993 Stock Option Plan
(3)10.4 Amendments dated March 15 and April 4, 1994 to the Amended and Restated 1993 Stock Option Plan
(3)10.5  Non-Employee Directors' Stock Option Plan
(4)10.6 First Amendment Agreement dated as of October 19, 1995 among The Multicare Companies, Inc., Subsidiary Co-Borrowers, Subsidiary Guarantors, and The Chase Manhattan Bank, N.A.
(5)10.7  The Multicare Companies, Inc. Employee Stock Purchase Plan
(5)10.8  The Multicare Companies, Inc. Directors Retainer and Meeting Fee Plan
(5)10.9  The Multicare Companies, Inc. Key Employee Incentive Compensation Plan
(5)10.10 Amended and Restated Credit Agreement dated as of March 31, 1995 among The Multicare Companies, Inc., Subsidiary Co-Borrowers, Subsidiary Guarantors and The Chase Manhattan Bank, N.A.
(5)10.11 Loan Agreement dated October 13, 1992 between Meditrust Mortgage Investments, Inc. and various Glenmark entities
(5)10.12 First Amendment to Loan Agreement dated as of November 30, 1995

(5)10.13 Intercreditor Agreement dated December 1, 1995 between The Chase Manhattan Bank, N.A. , Meditrust Mortgage Investments, Inc. and Meditrust of West Virginia, Inc.
(5)10.14 Second Amendment to Loan Agreement entered into effective as of November 30, 1995
(5)10.15 Agreement and Plan of Merger Among HRWV, Inc., Glenmark Associates, Inc., Glenmark Holding Company Limited Partnership, Mark R. Nesselroad and Glenn T. Adrian
(5)10.16 Facility Lease Agreement dated as of November 30, 1995 between Meditrust of West Virginia, Inc. and Glenmark Limited Liability Company
(5)10.17 Second Amendment Agreement dated as of February 22, 1996 among The Multicare Companies, Inc. Subsidiary Co-Borrowers, Subsidiary Guarantors, the Banks Signatory hereto, and The Chase Manhattan Bank, N.A., as Agent
(6)10.18 Agreement and Plan of Merger, dated as of January 15, 1996, among
         The Multicare Companies, Inc., CHG Acquisition Corp., and Concord Health Group, Inc.
(7)10.19 Second Amended and Restated Credit Agreement, dated as of May 22, 1996, among The Multicare Companies, Inc., the Subsidiary Co-Borrowers, the Subsidiary Guarantors, the Banks Signatory thereto and The Chase Manhattan Bank, N.A., as Agent
(7)10.20 Acquisition Agreement, dated as of June 17, 1996, by and among A.D.S/Multicare, Inc. and Alan D. Solomont, David Solomont, Ahron M. Solomont, Jay H. Solomont, David Solomont, Susan S. Bailis and the Seller Entities signatory thereto (the "A.D.S Acquisition Agreement")
(7)10.21 Amendment No. 1, dated August 12, 1996, to the A.D.S Acquisition Agreement.
(8)10.22 Amendment No. 2, dated as of September 25, 1996 to the A.D.S Acquisition Agreement.
(8)10.23 Amendment No. 3, dated as of October 29, 1996 to the A.D.S
         Acquisition Agreement.
(8)10.24 Amendment No. 4, dated as of December 11, 1996 to the A.D.S Acquisition Agreement.
(8)10.25 Third Amended and Restated Credit Agreement dated as of December
         11, 1996 among The Multicare Companies, Inc. and certain of its Subsidiaries, and NationsBank, N.A. as Administrative Agent.
(8)10.26 Master Lease, Open End Mortgage and Purchase Option dated as of December 11, 1996 among Academy Nursing Home, Inc., Nursing and Retirement Center of the Andovers, Inc., Prescott Nursing Home, Inc., Willow Manor Nursing Home, Inc., and A.D.S/Multicare, Inc.
(8)10.27 Appendix A to Participation Agreement, Master Lease, Supplements,
         Loan Agreement, and Lease Facility Mortgages.
(8)10.28 Participation Agreement, dated as of December 11, 1996 among The Multicare Companies, Inc., as Guarantor, Various Subsidiaries of The Multicare Companies, Inc. as Lessees, Selco Service Corporation, as Lessor, Various Financial Institutions as Tranche B Lenders, Nationsbank, N.A., as Lease Agent for the Lenders, and Nationsbank, N.A., as Collateral Agent for the Secured Parties.
(9)10.29 The Multicare Companies, Inc. Non-qualified Stock Purchase Plan

(9)10.30 Employment Agreement, dated as of January 1, 1995, between The Multicare Companies, Inc. and Daniel E. Straus
(9)10.31 Employment Agreement, dated as of January 1, 1995, between The Multicare Companies, Inc. and Moshael J. Straus
(9)10.32 Employment Agreement, dated as of January 1, 1995, between The Multicare Companies, Inc. and Stephen R. Baker
(9)10.33 Employment Agreement, dated as of January 1, 1995, between The Multicare Companies, Inc. and Paul J. Klausner
(9)10.34 Employment Agreement, dated as of January 1, 1995, between Care 4, L.P., and Andrew Horowitz
(9)10.35 Employment Agreement, dated as of December 1, 1995, between
         Glenmark Associates, Inc. and Mark R. Nesselroad
(9)10.36 Amendment, dated July 19, 1996, to Agreement and Plan of Merger among HRWV, Inc., Glenmark Associates, Inc., Glenmark Holding Company Limited Partnership, Mark R. Nesselroad and Glenn T. Adrian
(10)10.37 Agreement and Plan of Merger dated June 16, 1997 by and among
          Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp., Genesis Health Ventures, Inc. and The Multicare Companies, Inc.
(11)10.38 Third Amended and Restated Credit Agreement dated October 9, 1997 to Genesis Health Ventures, Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.
(12)10.39 Credit Agreement dated October 14, 1997 to The Multicare Companies, Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.
(12)10.40 Management Agreement dated October 9, 1997 among The Multicare Companies, Inc., Genesis Health Ventures, Inc. and Genesis ElderCare Network Services, Inc.
(11)10.41 Stockholders' Agreement dated October 9, 1997 among Genesis
          ElderCare Corp., The Cypress Group L.L.C., TPG Partners II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.
(11)10.42 Put/Call Agreement dated October 9, 1997 among The Cypress Group L.L.C., TPG Partners II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.
(12)10.43 Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Care Services, Inc., Care4, L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.
(12)10.44 Asset Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc. and Total Rehabilitation Center, L.L.C.
(10)10.45 Letter Agreement dated June 16, 1997 between Genesis Health
          Ventures, Inc. and Straus Associates.
    11    Statement re: Computation of Earnings Per Share
(9) 13    1996 Annual Report to stockholders
    21    Subsidiaries of the Registrant
    27    Financial Data Schedule

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

(9) Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1996.
(10) Incorporated by reference to the Tender Offer on Schedule 14D-1 filed by Genesis ElderCare Acquisition Corp. on June 20, 1997.
(11) Incorporated by reference to Amendment No.7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20,1997.
(12) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 9, 1997.

                        Independent Auditors' Report


The Board of Directors
The Multicare Companies, Inc.:


Under date of February 4, 1998, we reported on the consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of December 31, 1996 and September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows each of the years in the two-year period ended December 31, 1996 and the nine month period ended September 30, 1997 as contained in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule in the Form 10-K. This
financial   statement  schedule  is  the  responsibility  of  the   Company's
management.   Our responsibility is to express an opinion on  this  financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
February 4, 1998

                                                                  SCHEDULE II



                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES
 .
                      Valuation and Qualifying Accounts

                   Years ended December 31, 1995 and 1996
             and the nine month period ended September 30, 1997

                               (In thousands)


                          Balance     Charged    Charged               Balance
                          at          to         to                    at end
Classifications           beginning   costs      other                 of
                          of period   expenses   accounts  Deductions  period
                                                 (1)       (2)
Year ended September
30, 1997:
Allowance for doubtful
accounts                  $11,531      3,521       125       4,108     11,069

Year ended December 31,
1996:
Allowance for doubtful
accounts                  $ 5,241      4,760     2,502         972     11,531

Year ended December 31,
1995:
Allowance for doubtful
accounts                  $ 2,726      3,483       ---         968      5,241


(1) Represents amounts related to acquisitions
(2) Represents amounts written-off as uncollectible.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                  The Multicare Companies, Inc.

                By:           MICHAEL R. WALKER           .
                           Chairman and Chief Executive Officer
February 10, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature               Title                 Date

                           Chairman of the
                           Board,
                           Chief Executive
/S/          MICHAEL       Officer               February 10, 1998
             R. WALKER     and Director
                           (Principal
                           Executive
                           Officer)
Michael R. Walker

                           Senior Vice
                           President,
/S/          GEORGE V.     Chief Financial       February 10, 1998
             HAGER, JR.    Officer
                           (Principal
                           Accounting
                           Officer)
George V. Hager, Jr.

                           Vice President,
                           Assistant
/S/          JAMES L.      Secretary and         February 10, 1998
             SINGLETON     Director
James L. Singleton

                           Vice President,
                           Assistant
/S/           JAMES        Secretary and         February 10, 1998
              G. COULTER   Director
James G. Coulter


/S/           JONATHAN     Director              February 10, 1998
              J. COSLET
Jonathan J. Coslet


/S/           RICHAR       Director               February 10, 1998
              R. HOWARD
Richard. R. Howard


/S/           KARL I.      Director               February 10, 1998
              PETERSON
Karl J. Peterson


/S/           WILLIAM      Director               February 10, 1998
              L. SPIEGEL
William L. Spiegel


/S/           JAMES        Director               February 10, 1998
              A. STERN
James A. Stern

                                                                   EXHIBIT 21


                                   Jurisdiction of
Percentage of
Subsidiaries of The Multicare Companies, Inc.  Incorporation  Ownership

Academy Nursing Home, Inc.                          MA        100%
ADS Apple Valley Limited Partnership                MA        100%
ADS Apple Valley, Inc.                              MA        100%
ADS Consulting, Inc.                                MA        100%
ADS Danvers ALF, Inc.                               DE        100%
ADS Dartmouth ALF, Inc.                             DE        100%
ADS Dartmouth General Partnership                   MA        100%
ADS Hingham ALF, Inc.                               DE        100%
ADS Hingham Nursing Facility Limited Partnership    MA        100%
ADS Hingham Nursing Facility, Inc.                  MA        100%
ADS Home Health, Inc.                               DE        100%
ADS Management, Inc.                                MA        100%
ADS Palm Chelmsford, Inc.                           MA         49%
ADS Recuperative Center Limited Partnership         MA        100%
ADS Recuperative Center, Inc.                       MA        100%
ADS Reservoir Waltham, Inc.                         MA         49%
ADS Senior Housing, Inc.                            MA        100%
ADS Village Manor, Inc.                             MA        100%
ADS/Multicare, Inc.                                 DE        100%
ANR, Inc.                                           DE        100%
Applewood Health Resources, Inc.                    DE        100%
Assisted Living Associates of Wall, Inc.            NJ        100%
Automated Professional Accounts, Inc.               WV        100%
Berkeley Haven Limited Partnership                  WV         50%
Berks Nursing Homes, Inc.                           PA        100%
Bethel Health Resources, Inc.                       DE        100%
Breyut Convalescent Center, Inc.                    NJ        100%
Breyut Convalescent Center, L.L.C.                  NJ        100%
Brightwood Property, Inc.                           WV        100%
Canterbury of Sheperdstown Limited Partnership      WV         50%
Care Haven Associates                               NJ        100%
Care Haven Associates Limited Partnership           WV      68.69%
Care4, L.P.                                         DE        100%
Century Care Construction, Inc.                     NJ        100%
Century Care Management, Inc.                       DE        100%
Charlton Nursing Care Center                        MA         20%
Chateau Village Health Resources, Inc.              DE        100%
CHG Investment Corp., Inc.                          DE        100%
CHNR-1, Inc.                                        DE        100%
Colonial Hall Health Resources, Inc.                DE        100%
Colonial House Health Resources, Inc.               DE        100%
Compass Health Services, Inc.                       WV        100%
Concord Companion Care, Inc.                        PA        100%
Concord Health Group, Inc.                          DE        100%
Concord Healthcare Services, Inc.                   PA        100%
Concord Home Health, Inc.                           PA        100%
Concord Pharmacy Services, Inc.                     PA        100%
Concord Rehab, Inc.                                 PA        100%
Concord Service Corporation                         PA        100%
Courtyard Nursing Care Center Partnership           MA      33.33%
Cumberland Associates of Rhode Island, L.P.         DE        100%
CVNR, Inc.                                          DE        100%
Dawn View Manor, Inc.                               WV        100%
Delm Nursing, Inc.                                  PA        100%
Elmwood Health Resources, Inc.                      DE        100%
Encare of Massachusetts, Inc.                       DE        100%
Encare of Mendham, Inc.                             NJ        100%
Encare of Mendham, L.L.C.                           NJ        100%
Encare of Pennsylvania, Inc.                        PA        100%
Encare of Pennypack, Inc.                           PA        100%
Encare of Quakertown, Inc.                          PA        100%
Encare of Wyncote, Inc.                             PA        100%
ENR, Inc.                                           DE        100%
Glenmark Associates - Dawnview Manor, Inc.          WV        100%
Glenmark Associates, Inc.                           WV        100%
Glenmark Limited Liability Company I                WV        100%
Glenmark Properties I, Limited Partnership          WV        100%
Glenmark Properties, Inc.                           WV        100%
GMA - Brightwood, Inc.                              WV        100%
GMA - Madison, Inc.                                 WV        100%
GMA - Uniontown, Inc.                               PA        100%
GMA Construction, Inc.                              WV        100%
GMA Partnership Holding Company, Inc.               WV        100%
Groton Associates of Connecticut, L.P.              DE        100%
Health Resources of Academy Manor, Inc.             DE        100%
Health Resources of Arcadia, Inc.                   DE        100%
Health Resources of Boardman, Inc.                  DE        100%
Health Resources of Bridgeton, Inc.                 NJ        100%
Health Resources of Bridgeton, L.L.C.               NJ        100%
Health Resources of Brooklyn, Inc.                  DE        100%
Health Resources of Cedar Grove, Inc.               NJ        100%
Health Resources of Cinnaminson, Inc.               NJ        100%
Health Resources of Cinnaminson, L.L.C.             NJ        100%
Health Resources of Colchester, Inc.                CT        100%
Health Resources of Columbus, Inc.                  DE        100%
Health Resources of Cranbury, Inc.                  NJ        100%
Health Resources of Cranbury, L.L.C.                NJ        100%
Health Resources of Cumberland, Inc.                DE        100%
Health Resources of Eatontown, Inc.                 NJ        100%
Health Resources of Emery, Inc.                     DE        100%
Health Resources of Emery, L.L.C.                   NJ        100%
Health Resources of Englewood, Inc.                 NJ        100%
Health Resources of Englewood, L.L.C.               NJ        100%
Health Resources of Ewing, Inc.                     NJ        100%
Health Resources of Ewing, L.L.C.                   NJ        100%
Health Resources of Fair Lawn, Inc.                 DE        100%
Health Resources of Fair Lawn, L.L.C.               NJ        100%
Health Resources of Farmington, Inc.                DE        100%
Health Resources of Gardner, Inc.                   DE        100%
Health Resources of Glastonbury, Inc.               CT        100%
Health Resources of Groton, Inc.                    DE        100%
Health Resources of Jackson, Inc.                   NJ        100%
Health Resources of Jackson, L.L.C.                 NJ        100%
Health Resources of Karmenta and Madison, Inc.      DE        100%
Health Resources of Lakeview, Inc.                  NJ        100%
Health Resources of Lakeview, L.L.C.                NJ        100%
Health Resources of Lemont, Inc.                    DE        100%
Health Resources of Lynn, Inc.                      NJ        100%
Health Resources of Marcella, Inc.                  DE        100%
Health Resources of Middletown (R.I.), Inc.         DE        100%
Health Resources of Montclair, Inc.                 NJ        100%
Health Resources of Morristown, Inc.                NJ        100%
Health Resources of Norfolk, Inc.                   DE        100%
Health Resources of North Andover, Inc.             DE        100%
Health Resources of Norwalk, Inc.                   CT        100%
Health Resources of Pennington, Inc.                NJ        100%
Health Resources of Ridgewood, Inc.                 NJ        100%
Health Resources of Ridgewood, L.L.C.               NJ        100%
Health Resources of Rockville, Inc.                 DE        100%
Health Resources of Solomont/Brookline, Inc.        DE        100%
Health Resources of South Brunswick, Inc.           NJ        100%
Health Resources of Tazewell, Inc.                  DE        100%
Health Resources of Troy Hills, Inc.                NJ        100%
Health Resources of Voorhees, Inc.                  NJ        100%
Health Resources of Wallingford, Inc.               DE        100%
Health Resources of Warwick, Inc.                   DE        100%
Health Resources of West Orange, L.L.C.             NJ        100%
Health Resources of Westwood, Inc.                  DE        100%
Healthcare Rehab Systems, Inc.                      PA        100%
Helstat, Inc.                                       WV        100%
Hingham Healthcare Limited Partnership              MA         50%
HMNH Realty, Inc.                                   DE        100%
HNCA, Inc.                                          PA        100%
Holly Manor Associates of New Jersey, L.P.          DE        100%
Horizon Associates, Inc.                            WV        100%
Horizon Medical Equipment and Supply, Inc.          WV        100%
Horizon Mobile, Inc.                                WV        100%
Horizon Rehabilitation, Inc.                        WV        100%
HR of Charleston, Inc.                              WV        100%
HRWV Huntington, Inc.                               WV        100%
Institutional Health Care Services, Inc.            NJ        100%
Lakewood Health Resources, Inc.                     DE        100%
Laurel Health Resources, Inc.                       DE        100%
Lehigh Nursing Homes, Inc.                          PA        100%
LRC Holding Company, Inc.                           DE        100%
LWNR, Inc.                                          DE        100%
Mabri Convalescent Center, Inc.                     CT        100%
Markglen, Inc.                                      WV        100%
Marlington Associates Limited Partnership           WV        44.06%
Marpe Development Company, Inc.                     CT        100%
Marshfield Health Resources, Inc.                   DE        100%
Mercerville Associates of New Jersey, L.P.          DE        100%
Merry Heart Health Resources, Inc.                  DE        100%
MHNR, Inc.                                          DE        100%
Middletown (RI) Associates of Rhode Island, L.P.    DE        100%
Montgomery Nursing Homes, Inc.                      PA        100%
Multicare AMC, Inc.                                 DE        100%
Multicare Home Health of Illinois, Inc.             DE        100%
Multicare Management, Inc.                          NY        100%
Multicare Member Holding Corp.                      NJ        100%
Multicare Payroll Corp.                             NJ        100%
National Pharmacy Service, Inc.                     PA        100%
Northwestern Management Services, Inc.              OH        100%
Nursing and Retirement Center of the Andovers, Inc. MA        100%
PHC Operating Corp.                                 DE        100%
Pocahontas Continuous Care Center, Inc.             WV        100%
Point Pleasant Haven Limited Partnership            WV        100%
Pompton Associates, L.P.                            NJ        100%
Pompton Care, Inc.                                  NJ        100%
Pompton Care, L.L.C.                                NJ        100%
Prescott Nursing Home, Inc.                         MA        100%
Progressive Rehabilitation Centers, Inc.            DE        100%
Providence Funding Corporation                      DE        100%
Providence Health Care, Inc.                        DE        100%
Providence Medical, Inc.                            DE        100%
Raleigh Manor Limited Partnership                   WV        100%
Rest Haven Nursing Home, Inc.                       WV        100%
Ridgeland Health Resources, Inc.                    DE        100%
River Pines Health Resources, Inc.                  DE        100%
Rivershores Health Resources, Inc.                  DE        100%
RLNR, Inc.                                          DE        100%
Roephel Convalescent Center, Inc.                   NJ        100%
Roephel Convalescent Center, L.L.C.                 NJ        100%
Romney Health Care Center Limited Partnership       WV        100%
Rose Healthcare, Inc.                               NJ        100%
Rose View Manor, Inc.                               PA        100%
Roxborough Nursing Homes, Inc.                      PA        100%
RSNR, Inc.                                          DE        100%
RVNR, Inc.                                          DE        100%
S.T.B. Investors, LTD.                              NY        100%
Schuylkill Nursing Homes, Inc.                      PA        100%
Schuylkill Partnership Acquisition Corp.            PA        100%
Scotchwood Institutional Services, Inc.             NJ        100%
Scotchwood Massachusetts Holding Company, Inc.      DE        100%
Senior Living Ventures, Inc.                        PA        100%
Senior Source, Inc.                                 MA        100%
Sisterville Haven Limited Partnership               WV        100%
Snow Valley Health Resources, Inc.                  DE        100%
Solomont Family Fall River Venture, Inc.            MA        100%
Solomont Family Medford Venture, Inc.               MA        100%
Stafford Convalescent Center, Inc.                  DE        100%
SVNR, Inc.                                          DE        100%
Teays Valley Haven Limited Partnership              WV        100%
The ADS Group, Inc.                                 MA        100%
The Apple Valley Center Limited Partnership         MA         50%
The House of Campbell, Inc.                         WV        100%
The Multicare Companies, Inc.                       DE        100%
The Recuperative Center Limited Partnership         MA        47.55%
The Straus Group - Hopkins House, L.P.              NJ        100%
The Straus Group - Old Bridge, L.P.                 NJ        100%
The Straus Group - Quakertown Manor, L.P.           NJ        100%
The Straus Group - Ridgewood, L.P.                  NJ        100%
TMC Acquisition Corp.                               NJ        100%
Total Rehabilitation Center, Inc.                   DE        100%
Total Rehabilitation Center, L.L.C.                 NJ        100%
Tri State Mobile Medical Services, Inc.             WV        100%
Wallingford Associates of Connecticut, L.P.         DE        100%
Warwick Associates of Rhode Island, L.P.            DE        100%
Westford Nursing and Retirement Center, Inc.        MA        100%
Westford Nursing and Retirement Center Limited
Partnership                                         MA        100%
Willow Manor Nursing Home, Inc.                     MA        100%