Form 10-Q
period 1997-12-31
MULTICARE COMPANIES INC
filed 1998-02-17
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            X           Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 1997

________________________Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                          Yes     X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                       Outstanding at February 13, 1998
  Common Stock ($.01 Par Value)                   100



                        THE MULTICARE COMPANIES, INC.

                                    Index
                                                                     Page

         Cautionary statement regarding forward looking statements     1


Part I.  Financial Information

         Item 1.   Financial Statements

            Consolidated Balance Sheets
            September 30, 1997 and December 31, 1997                   2

            Consolidated Statements of Operations
            Three months ended December 31, 1996 and 1997              3

            Consolidated Statements of Cash Flows
            Three months ended December 31, 1996 and 1997              4

            Notes to Consolidated Financial Statements                 5-9

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 10-14

Part II.  Other Information                                            15

          Signatures                                                   16

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES


                       CAUTIONARY STATEMENT REGARDING
                         FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning the Medicaid and Medicare program and the Company's ability to meet its liquidity needs and control costs and expected future capital expenditure requirements and other statements contained herein regarding matters that are not historical facts are forward looking statements within the meaning of the Securities Act of 1933. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein and in the Company's other periodic reports filed with the Securities and Exchange Commission, including the following: the occurrence of changes in the mix of payment sources utilized by the Company's customers to pay for the Company's services; the adoption of cost containment measures by private pay sources such as commercial insurers and managed care organizations, as well as efforts by governmental reimbursement sources to impose cost containment measures; changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, and other changes in applicable government regulations that might affect the Company's profitability; the Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and, in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees; the Company's ability to staff its facilities appropriately with qualified healthcare personnel and to maintain a satisfactory relationship with labor unions; the level of competition in the Company's industry including, without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home health care and changes in the regulatory system, such as changes in certificate of need laws in the states in which the Company operates or anticipates operating in the future that facilitate such competition; the continued availability of insurance for the inherent risks of liability in the healthcare industry; the Company's reputation for delivering high-quality care and its ability to attract and retain patients; and the Company's ability to secure capital and the related cost of such capital.

                        PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                    THE MULTICARE COMPANIES, INC.
                          AND SUBSIDIARIES

                     Consolidated Balance Sheets

                             (Unaudited)

                  (In thousands, except share data)
                                                  September       December
                                                     30,            31,
                                                    1997            1997
                                                 (Predecessor
                                                 Company)

           Assets
 Current assets:
 Cash and cash equivalents                    $    2,118            1,564
 Accounts receivable, net                        119,522          129,472
 Prepaid expenses and other current assets        21,808           19,536
 Deferred taxes                                    2,806           22,464
 Total current assets                            146,254          173,036

 Property, plant and equipment, net              460,800          717,685

 Goodwill, net                                   171,324          768,026
 Other assets                                     44,755           63,101
                                              $  823,133        1,721,848

    Liabilities and Stockholders' Equity
 Current liabilities:
 Accounts payable                             $   28,863           31,202
 Accrued liabilities                              64,944           82,890
 Current portion of long-term debt                   625           20,220
 Total current liabilities                        94,432          134,312

 Long-term debt                                  423,421          751,187
 Deferred taxes                                   42,106           85,756
 Other                                               ---            4,235

 Stockholders' equity:
 Preferred stock, par value $.01, at
 September 30, 1997, 7,000,000 shares                ---              ---
 authorized, none issued
 Common stock, par value $.01, 70,000,000
 and 100 shares authorized at September 30,
 1997 and December 31, 1997, respectively;
 31,731,963 and 100 issued and outstanding           317              ---
 at September 30, 1997 and December 31,
 1997, respectively
 Additional paid-in-capital                      170,858          745,000
 Retained earnings                                91,999            1,358
 Total stockholders' equity                      263,174          746,358
                                              $  823,133        1,721,848


 See accompanying notes to consolidated financial statements.


                      THE MULTICARE COMPANIES, INC.
                            AND SUBSIDIARIES

                  Consolidated Statements of Operations

                               (Unaudited)

                             (In thousands)
                                                    Three months ended
                                                       December 31,

                                                    1996          1997
                                                 (Predecessor
                                                  Company)

 Net revenues                                     $  145,340         185,778

 Expenses:
 Operating expense                                   109,403         141,343
 Corporate, general and administrative expense         6,781             ---
 Management fee                                          ---          11,645
 Depreciation and amortization expense                 6,296          11,784
 Lease expense                                         3,236           3,443
 Interest expense, net                                 6,217          14,718
 Total expenses                                      131,933         182,933

 Earnings before income taxes and extraordinary
 item                                                 13,407           2,845

 Income taxes                                          5,065           1,487
 Earnings before extraordinary item                    8,342           1,358
 Extraordinary item - loss on extinguishment of
 debt, net of tax benefit                              1,346             ---

 Net income                                        $   6,996           1,358



 See accompanying notes to consolidated financial statements.


                    THE MULTICARE COMPANIES, INC.
                          AND SUBSIDIARIES

                Consolidated Statements of Cash Flows

                             (Unaudited)

                           (In thousands)
                                                        Three months
                                                        ended
                                                        December 31,

                                                   (Predecessor
                                                   Company)
                                                      1996          1997
 Cash flows from operating activities:
 Net cash provided by operating activities         $  31,165        12,423

 Cash flows from investing activities:
 Assets and operations acquired                      (70,127)          ---
 Capital expenditures                                (14,925)      (11,391)
 Other assets                                         (2,559)      (11,981)
 Net cash used in investing activities               (87,611)      (23,372)

 Cash flows from financing activities:
 Proceeds from issuance of common stock               51,942           ---
 Proceeds from exercise of stock options and             276           ---
 stock purchase plan
 Equity contribution                                     ---       745,000
 Proceeds from sale of therapy business                  ---        24,000
 Purchase of shares in tender offer                      ---      (921,326)
 Proceeds from long-term debt                        344,781      1,608,675
 Payments of long-term debt                         (340,408)      (333,155)
 Debt and other financing obligation repayments
 in connection with merger                               ---       (988,012)
 Severance, option payouts and transaction fees
 in connection with merger                               ---       (103,205)
 Debt issuance costs in connection with merger          (888)       (21,582)
 Net cash provided by financing activities            55,703         10,395

 Decrease in cash and cash equivalents                  (743)          (554)

 Cash and cash equivalents at beginning of period      1,893          2,118
 Cash and cash equivalents at end of period         $  1,150          1,564

 See accompanying notes to consolidated financial statements.

<PAGE) 4

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                              December 31, 1997

                                 (Unaudited)

               (In thousands, except share and per share data)


(1)  Organization and Basis of Presentation

The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") own, operate and manage skilled nursing facilities which provide long-term care and specialty medical services in selected geographic regions within the eastern and midwestern United States. In addition, the Company operates assisted-living facilities, institutional pharmacies, medical supply companies, and other ancillary healthcare businesses.

The financial information as of December 31, 1997 and for the three months ended December 31, 1996 and 1997, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1997 and the operating results and cash flows for the three months ended December 31, 1996 and 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the nine month transition period ended September 30, 1997.

All purchase accounting entries have been pushed down from Genesis ElderCare Corp. and recorded on the consolidated financial statements of Multicare.


(2)  Tender Offer and Merger and Recent Acquisitions

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

Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000 subject to adjustment (the "Pharmacy Sale"). The Company expects to complete the Pharmacy Sale in the first calendar quarter of 1998.

Genesis Eldercare Corp. (the "Multicare Parent") paid approximately $1,492,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and
(iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000, $199,500 and $10,500, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from
(i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000 and (ii) $250,000 from the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

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

The following 1996 pro forma financial information has been prepared as if the A.D.S acquisition, the Merger and the Pharmacy Sale had been consummated on October 1, 1996. The following 1997 pro forma financial information has been prepared as if the Pharmacy Sale had been completed on October 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of the respective periods presented and is based upon preliminary allocations of the purchase prices to property, plant and equipment and goodwill that are subject to change.

                                   For the three months ended
                                    December        December
                                       31,            31,
                                      1996            1997
 Net revenues                   $   147,305      $   168,734
 Earnings before extraordinary      (7,387)              561
 item
 Net income                     $   (8,733)      $       268

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

(4)  Subsequent Events

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

ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to the Company upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to the Company under minimum rent leases. The initial term of any minimum rent lease will be ten years, and the Company will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of
(i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or (ii) one-half of the increase in the Consumer Price Index during the immediately preceding year. During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3 per residential unit in each assisted living facility covered by a minimum rent lease.

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

The Tender Offer and Merger

On June 16, 1997, Multicare entered into an Agreement and Plan of Merger (the "Merger Agreement") with Genesis ElderCare Corp. (the "Parent"), and Genesis ElderCare Acquisition Corp., a wholly owned subsidiary of Parent (the "Acquisition Corp.") pursuant to which Acquisition Corp. offered to acquire all outstanding shares of common stock (the "Shares"), of Multicare at a purchase price of $28.00 per Share, net to the seller in cash (the "Tender
Offer"). The Tender Offer expired on Wednesday, October 8, 1997 and Acquisition Corp. accepted for purchase the Shares that had been validly tendered and not withdrawn. The Shares accepted pursuant to the Tender Offer constitute approximately 99.65% of Multicare's issued and outstanding Shares. On October 10, 1997, pursuant to the Merger Agreement, Acquisition Corp. was merged with and into Multicare (the "Surviving Corporation") and the remaining Shares not previously purchased in the Tender Offer were canceled, extinguished and converted into the right to receive $28.00 in cash. As a result of the Merger, Parent is the record and beneficial owner of all Shares of the Surviving Corporation. Parent is owned by Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P. (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates, "Nazem") and their affiliates.

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

On August 11, 1997, Acquisition Corp. sold to Morgan Stanley & Co. Incorporated, Montgomery Securities, L.P. and First Union Capital Markets Corp. (collectively, the "Placement Agents") $250 million principal amount of its 9% Senior Subordinated Notes due 2007 (the "9% Notes") which were issued pursuant to an Indenture, dated as of August 7, 1997 (the "Indenture") by and between Acquisition Corp., as issuer, and PNC Bank, National Association, as trustee. The 9% Notes bear interest at 9% per annum from August 11, 1997, payable semiannually on February 1 and August 1 of each year, commencing on February 1, 1998.

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

On October 10, 1997, Genesis entered into a stock purchase agreement with Multicare and certain of its subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50 million, subject to adjustment (the "Pharmacy Sale"). The Company expects to complete the Pharmacy Sale in the first calendar quarter of 1998.

Results of Operations

Net  Revenues.   Net  revenues for the three months ended December  31,  1997 increased  28%  or  $40.4 million from the same period last  year  to  $185.8 million.

The internal growth rate of revenues amounted to 15% in the three months ended December 31, 1997, resulting mainly from increases in payor rates and changes in census mix, development and opening of additional beds, and growth in specialty medical service revenues. Inclusion of results for the Company's recent acquisitions accounted for 13% of the net revenues increase.

The Company's quality mix of private, Medicare and insurance revenues was 67% of net revenues for the three months ended December 31, 1997 compared to 65% in the similar period of last year. Occupancy rates were 92% for the three months ended December 31, 1997 compared to 91% in the similar period of last year.

Operating Expense. Operating expenses for the three months ended December 31, 1997 increased 29% or $31.9 million from the comparable period last year to $141.3 million. Inclusion of results for the Company's recent acquisitions accounted for 11% of the increase in operating expenses. The remaining increase resulted primarily from higher salaries, wages and benefits and the expanded utilization of salaried therapists and nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care.

Management Fee and Corporate, General and Administrative Expense. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's revenues and is responsible for Multicare's general and administrative expenses. The 1996 corporate, general and administrative expenses include resources devoted to operations, finance, legal, risk management, and information systems.

Lease Expense. Lease expense for the three months ended December 31, 1997 increased 6% to $3.4 million. In connection with the Merger, the Company paid off its synthetic lease facility with proceeds from the Senior Facilities.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended December 31, 1997 increased 87% from the same period in 1996 to $11.8 million. The increase is due to depreciation on the allocation of the purchase price to property, plant and equipment and to amortization of goodwill relating to the Merger.

Interest Expense, net. Net interest expense for the three months ended December 31, 1997 increased $8.5 million from the same period in 1996 to $14.7 million. This is a result of incremental borrowings under the Company's Senior Facilities and 9% Notes incurred to finance the Merger.

Income Tax Expense. The provision for income taxes increased to 52% of pre-tax income in the three months ended December 31, 1997 from 38% of pre-tax income from the similar period last year. The increase relates to higher non-deductible goodwill amortization resulting from the Merger.

Liquidity and Capital Resources

The Company maintains adequate working capital from operating cash flows and lines of credit for continuing operations, debt service, and anticipated capital expenditures. At December 31, 1997, the Company had working capital of $38.7 million, compared to $51.8 million at September 30, 1997.

Cash flow from operations was $12.4 million for the three months ended December 31, 1997 compared to cash flow from operations of $31.2 million in the comparable period of 1996. The decrease in operating cash flows results primarily from the decline in earnings which is attributable to increased interest expense and the Genesis management fee, offset by the elimination of corporate, general and administrative expenses. Net accounts receivable were $129.5 million at December 31, 1997 compared to $119.5 million at September 30, 1997. The increase in net accounts receivable is attributable to the timing of third-party interim and settlement payments and the utilization of specialty medical services for higher acuity level patients. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

On June 16, 1997, Multicare entered into an Agreement and Plan of Merger (the "Merger Agreement") with Genesis ElderCare Corp. (the "Parent"), and Genesis ElderCare Acquisition Corp., a wholly owned subsidiary of Parent (the "Acquisition Corp.") pursuant to which Acquisition Corp. offered to acquire all outstanding shares of common stock (the "Shares"), of Multicare at a purchase price of $28.00 per Share, net to the seller in cash (the "Tender
Offer"). The Tender Offer expired on Wednesday, October 8, 1997 and Acquisition Corp. accepted for purchase the Shares that had been validly tendered and not withdrawn. The Shares accepted pursuant to the Tender Offer constitute approximately 99.65% of Multicare's issued and outstanding Shares. On October 10, 1997, pursuant to the Merger Agreement, Acquisition Corp. was merged with and into Multicare (the "Surviving Corporation") and the remaining Shares not previously purchased in the Tender Offer were canceled, extinguished and converted into the right to receive $28.00 in cash. As a result of the Merger, Parent is the record and beneficial owner of all Shares of the Surviving Corporation. Parent is owned by Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P. (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates, "Nazem") and their affiliates.

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

The Senior Facilities consist of: (1) a $200 million six year term loan (the "Tranche A Term Facility"); (2) a $150 million seven year term loan (the "Tranche B Term Facility"); (3) a $50 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility"); and (5) one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger (the "Closing Date"). The Revolving Credit Facility will mature six years after the Closing Date. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities (other than the 9% Notes and the Equity Contributions) of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

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

On August 11, 1997, Acquisition Corp. sold to Morgan Stanley & Co. Incorporated, Montgomery Securities, L.P. and First Union Capital Markets Corp. (collectively, the "Placement Agents") $250 million principal amount of its 9% Senior Subordinated Notes due 2007 (the "9% Notes") which were issued pursuant to an Indenture, dated as of August 7, 1997 (the "Indenture") by and between Acquisition Corp., as issuer, and PNC Bank, National Association, as trustee. The 9% Notes bear interest at 9% per annum from August 11, 1997, payable semiannually on February 1 and August 1 of each year, commencing on February 1, 1998.

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

At February 13, 1998, there is approximately $489 million outstanding under the Senior Facilities and approximately $27.6 million available under the Senior Facilities after giving effect to approximately $1.7 million outstanding letters of credit.

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

ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to the Company upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to the Company under minimum rent leases. The initial term of any minimum rent lease will be ten years, and the Company will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of
(i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or (ii) one-half of the increase in the Consumer Price Index during the immediately preceding year. During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3,000 per residential unit in each assisted living facility covered by a minimum rent lease.

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

                          Part II-Other Information

Item 1.Legal Proceedings.  None.

Item 2.Changes in Securities.  None.

Item 3.Defaults Upon Senior Securities.  None.

Item 4.Submission of Matters to a Vote of Security Holders.  None.

Item 5.Other Information.  None.

Item 6.Exhibits and Reports on Form 8-K.

a)Exhibits
Exhibit
No.          Description

(1)  2.1    Agreement and Plan of Merger dated June 16, 1997 by and among
Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp., Genesis Health Ventures, Inc. and The Multicare Companies, Inc.
(2) 10.1    Third Amended and Restated Credit Agreement dated October 9, 1997 to Genesis Health Ventures, Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.
(3) 10.2    Credit Agreement dated October 14, 1997 to The Multicare
Companies, Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.
(3) 10.3    Management Agreement dated October 9, 1997 among The Multicare
Companies, Inc., Genesis Health Ventures, Inc. and Genesis ElderCare Network Services, Inc.
(2) 10.4    Stockholders' Agreement dated October 9, 1997 among Genesis
ElderCare Corp., The Cypress Group L.L.C., TPG Partners II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.
(3) 10.5    Stock Purchase Agreement dated October 10, 1997 among Genesis
Health Ventures, Inc., The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Care Services, Inc., Care4, L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.
(3) 10.6    Asset Purchase Agreement dated October 10, 1997 among Genesis
Health Ventures, Inc., The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc. and Total Rehabilitation Center, L.L.C.
    27      Financial Data Schedule

(b)  Reports on Form 8-K.

On October 24, 1997, the Company filed a current report on Form 8-K reporting consummation of the Tender Offer and Merger.

On December 31, 1997, the Company filed a current report on Form 8-K reporting that the Company adopted a resolution which provided that the fiscal year of the Company shall end on September 30 of each year.

 (1) Incorporated by reference to the Tender Offer on Schedule 14D-1 filed by Genesis ElderCare Acquisition Corp. on June 20, 1997.
 (2) Incorporated by reference to Amendment No.7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20,1997.
 (3) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 9, 1997.

                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        The Multicare Companies, Inc.



                          /S/  GEORGE V. HAGER, JR.
                    By:
                          George V. Hager, Jr.
                          Senior Vice President
                          and Chief Financial Officer




February 13, 1998