Form 10-Q
period 1998-03-31
MULTICARE COMPANIES INC
filed 1998-05-15
CIK 890925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1998

     __________     Transition report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

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

                    Yes     X      No         .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at May 13,1998
        Common Stock ($.01 Par Value)                       100



                          THE MULTICARE COMPANIES, INC.

                                      Index
                                                  Page

Cautionary statement regarding forward looking statements               1


Part I.        Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets
September 30, 1997 and March 31, 1998                                   2

Consolidated Statements of Operations
Three and six months ended March 31, 1998 and 1997                      3

Consolidated Statements of Cash Flows
Six months ended March 31, 1998 and 1997                                4

Notes to Consolidated Financial Statements                              5-9

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     10-14

Part II.  Other Information                                             15

Signatures                                                              16

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


                           Consolidated Balance Sheets

                                   (Unaudited)

                        (In thousands, except share data)

                                               September 30,       March 31,
                                               1997                1998
                                               (Predecessor
                                               Company)

Assets
Current Assets:
Cash and cash equivalents                    $    2,118               2,617
Accounts receivable, net                        119,522             123,943
Prepaid expenses and other current assets        21,808              12,597
Deferred taxes                                    2,806              22,118
Total current assets                            146,254             161,275

Property, plant and equipment, net              460,800             723,744

Goodwill, net                                   171,324             765,249
Other assets                                     44,755              57,948
                                                823,133           1,708,216

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                 28,863              31,466
Accrued liabilities                              64,944              79,462
Current portion of long-term debt                   625              28,677
Total current liabilities                        94,432             139,605

Long-term debt                                  423,421             732,587
Deferred taxes                                   42,106              85,452
Other                                               ---               2,847

Stockholders' Equity:
Preferred stock, par value $.01, at
September 30, 1997, 7,000,000 shares
authorized, none issued                             ---                 ---
Common stock, par value $.01,
70,000,000 and 100 shares
authorized at September 30, 1997 and
March 31, 1998  respectively; 31,731,963
and 100 issued and outstanding
at September 30, 1997 and March 31, 1998,
respectively                                        317                 ---
Additional paid-in-capital                      170,858             745,000
Retained earnings                                91,999               2,725
Total stockholders' equity                      263,174             747,725
                                                823,133           1,708,216

See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


                      Consolidated Statement of Operations

                                   (Unaudited)

                                 (In Thousands)


                                    Three months ended         Six months ended
                                            March 31,              March 31,
                                     1997         1998        1997        1998
                                   (Predecessor            (Predecessor
                                    Company)                Company)
Net revenues                       $168,792     170,164     314,132    355,942

Expenses:
Operating expense                   127,702     127,777     237,105    269,120
Corporate, general and
 administrative                       8,190         ---      14,971        ---
Management fee                          ---      10,210         ---     21,855
Depreciation and amortization
expense                               6,870      11,090      13,166     22,874
Lease expense                         4,151       3,246       7,387      6,689
Interest expense, net                 7,184      14,994      13,401     29,712
Debenture conversion expense            785         ---         785        ---
Total expenses                      154,882     167,317     286,815    350,250

Earnings before income taxes and
extraordinary item                   13,910       2,847      27,317      5,692

Income Taxes                          5,150       1,480      10,215      2,967

Earnings before extraordinary item    8,760       1,367      17,102      2,725

Extraordinary item - loss on
extinguishment of debt, net of tax
benefit                                 873         ---       2,219        ---

Net income                            7,887       1,367      14,883      2,725

See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)


                                                        Six months ended
                                                           March 31,
                                                  (Predecessor
                                                   Company)
                                                    1997                1998
Cash flows from operating activities:
Net cash provided by operating activities          $  43,819             3,856

Cash flows from investing activities:
Assets and operations acquired                       (73,017)              ---
Capital expenditures                                 (30,145)          (18,683)
Other assets                                          (5,817)          (18,154)
Proceeds from repayment of construction advances      13,100               ---
Net cash used in investing activities                (95,879)          (36,837)

Cash flows from financing activities:
Proceeds from the issuance of common stock            51,942               ---
Proceeds from exercise of stock options and
 stock purchase plan                                     477               ---
Equity contribution                                      ---           745,000
Proceeds from sale of pharmacy business                  ---            50,000
Proceeds from sale of therapy business                   ---            24,000
Purchase of shares in tender offer                       ---          (921,326)
Proceeds from long-term debt                         398,381         1,698,832
Repayments of long-term debt                        (395,181)         (984,370)
Debt and other financing obligation repayments in
 connection with merger                                  ---          (452,223)
Severance, option payouts and transaction fees in
 connection with merger                                  ---          (104,851)
Debt issuance costs                                   (1,054)          (21,582)
Net cash provided by financing activities             54,565            33,480

Increase in cash and cash equivalents                  2,505               499

Cash and cash equivalents at beginning of period       1,893             2,118
Cash and cash equivalents at end of period             4,398             2,617

See accompanying notes to consolidated financial statements.



                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  March 31,1998

                                   (Unaudited)

                 (In thousands, except share and per share data)


(1)  Organization and Basis of Presentation

The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") own, operate and manage skilled nursing facilities which provide long-term care and specialty medical services in selected geographic regions within the eastern and midwestern United States. In addition, the Company operates assisted-living facilities and other ancillary healthcare businesses.

The financial information as of March 31, 1998 and for the three and six months ended March 31, 1998 and 1997, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998 and the operating results for the three and six months ended March 31, 1998 and 1997 and the cash flows for the six months ended March 31, 1998 and 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

All purchase accounting entries have been pushed down from Genesis ElderCare Corp. and recorded on the consolidated financial statements of Multicare. The operations of Multicare before the Merger (as defined below) are referred to as Predecessor Company.

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

Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and (ii) four percent  of  Multicare's  consolidated net revenues for  such  month,  shall  be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000 subject to adjustment (the "Pharmacy Sale"). The Company completed the Pharmacy Sale effective January 1, 1998.

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

In December 1996, the Company completed the acquisition of The ADS Group (ADS). The Company paid approximately $10,000, repaid or assumed approximately $29,800 in debt, financed $51,000 through a lease facility, and issued 554,973 shares of its common stock for ADS. Total goodwill approximated $30,700.

The following 1997 pro forma financial information has been prepared as if the ADS acquisition, the Merger, the Therapy Sale and the Pharmacy Sale had been consummated on October 1, 1996. The following 1998 pro forma financial information has been prepared as if the Pharmacy Sale had been completed on October 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of the respective periods presented and is based upon preliminary allocations of the purchase prices to property, plant and equipment and goodwill that are subject to change.

                                                   Six months ended
                                                       March 31
                                                 1997            1998
Net revenues                                     295,935        338,898
Earnings (loss) before extraordinary item         (9,011)         1,891
Net income (loss)                                (11,230)         1,891

(3) Commitments and Contingencies

Pursuant to the Balanced Budget Act of 1997 (the "Act"), beginning on or after July 1, 1998, Medicare reimbursement for skilled nursing facilities will be on a prospective payment system ("PPS"). Skilled nursing facilities will be paid a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B during a period when a beneficiary is provided covered skilled nursing facility care. The per diem rate is adjusted based upon the resource utilization group of a resident. This payment will cover rehabilitation and non-rehabilitation ancillary services; however the per diem rate will not cover physician, nursing, physician assistant and certain related services. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Act also required consolidated billing for skilled nursing facilities. The skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility.

The Act also repealed the Boren Amendment which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Act, states must now use a public notice and comment process for determining Medicaid rates and give interested parties a reasonable opportunity to comment on proposed rates, rate methodology and justifications. It is unclear what impact the Balanced Budget Act of 1997 will have on the Company.

The Company is from time to time subject to claims and suits arising in the
ordinary  course  of  business.   In the opinion  of  management,  the  ultimate
resolution of pending legal proceedings will not have a material effect on the Company's consolidated financial statements.

(4)  Financing Obligations

In February 1998 ElderTrust ("ETT"), a Maryland real estate investment trust sponsored by Genesis, made term loans totaling $12,881, to subsidiaries of the Company with respect to the lease-up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

In February 1998 ETT also made one construction loan in the amount of $3,000 to a subsidiary of the Company to fund construction of an assisted living facility being developed by the Company. The note bears interest at a fixed annual rate of 10.5%, and will mature on the third anniversary of the loan, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" as of such third anniversary (or at the end of any extension period, if applicable).

ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to the Company upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to the Company under minimum rent leases. The initial term of any minimum rent lease will be ten years, and the Company will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of (i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or (ii) one-half of the increase in the Consumer Price Index during the immediately preceding year.
(4)  Financing Obligations, Continued.

During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3 per residential unit in each assisted living facility covered by a minimum rent lease.

The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. In November 1997 the Company entered into swap agreements with notional principal amounts totaling $100,000. These agreements effectively convert underlying variable-rate debt based on LIBOR into fixed-rate debt whereby the Company makes quarterly payments at a weighted average fixed rate of 5.64% and receives quarterly payments at a floating rate based on three month LIBOR (approximately 5.72% at May 7, 1998).

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Prior to the Merger, Multicare had experienced significant growth, primarily through acquisitions of long-term care facilities and ancillary businesses and increased utilization of specialty medical services. It had been Multicare's strategy to expand through construction and development of new facilities and selective acquisitions with geographically concentrated operations. In December 1996, the Company acquired The ADS Group, which owns, operates or manages over 50 long-term care and assisted-living facilities with over 4,200 licensed beds, principally in Massachusetts.

Under Genesis' management, the Company's strategy is to integrate the talents of physicians with case management, comprehensive discharge planning and, where necessary, home support services, to provide cost effective care management to achieve superior outcomes and return the Company's customers to the community. Genesis' management believes that achieving improved customer outcomes will result in increased utilization of specialty medical services and a broader base of repeat customers in the Company's network. Moreover, the Company believes that this strategy will lead to continued high levels of occupancy of available beds, high quality payor mix and same store growth in net revenues and EBITDAR. Genesis' management will also focus on the revenue and cost opportunities presented through the further integration of the Company's recent acquisitions.

The Tender Offer and Merger

On June 16, 1997, Multicare entered into an Agreement and Plan of Merger (the "Merger Agreement") with Genesis ElderCare Corp. (the "Parent"), and Genesis ElderCare Acquisition Corp., a wholly owned subsidiary of Parent (the "Acquisition Corp.") pursuant to which Acquisition Corp. offered to acquire all outstanding shares of common stock (the "Shares"), of Multicare at a purchase price of $28.00 per Share, net to the seller in cash (the "Tender Offer"). The Tender Offer expired on Wednesday, October 8, 1997 and Acquisition Corp.
accepted for purchase the Shares that had been validly tendered and not withdrawn. The Shares accepted pursuant to the Tender Offer constituted approximately 99.65% of Multicare's issued and outstanding Shares. On October 10, 1997, pursuant to the Merger Agreement, Acquisition Corp. was merged with and into Multicare (the "Surviving Corporation") and the remaining Shares not previously purchased in the Tender Offer were canceled, extinguished and converted into the right to receive $28.00 in cash. As a result of the Merger, Parent is the record and beneficial owner of all Shares of the Surviving Corporation. Parent is owned by Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P. (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates, "Nazem") and their affiliates.

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

On October 10, 1997, Genesis entered into a stock purchase agreement with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50 million, subject to adjustment (the "Pharmacy Sale"). The Company completed the Pharmacy Sale effective January 1, 1998.



Results of Operations

Net Revenues. Net revenues for the three months ended March 31, 1998 increased $1.4 million from the same period last year to $170.2 million. Net revenues for the six months ended March 31, 1998 increased 13% or $41.8 million from the same period last year to $355.9 million.

The increase in revenues in the second quarter of fiscal 1998 is comprised of approximately $22.1 million relating to internal growth, offset by a decrease of approximately $20.7 million relating to the exclusion of results for the pharmacy and therapy businesses due to the Pharmacy Sale and the Therapy Sale. The increase in revenues for the six months ended March 31, 1998 consisted of approximately $45.6 million of internal growth and $12.9 million for results of recent acquisitions, offset by a $16.7 million decrease relating to the exclusion of results for the pharmacy and therapy businesses due to the Pharmacy Sale and the Therapy Sale. The internal growth of revenues resulted mainly from increases in payor rates and changes in census mix, and development and opening of additional beds.

The Company's quality mix of private, Medicare and insurance revenues was 62% and 65% of net revenues for the three and six months ended March 31, 1998 compared to 67% in the similar periods of last year. Occupancy rates were 91% and 92% for the three and six months ended March 31, 1998 compared to 90% in the similar periods of last year.

Operating Expense. Operating expenses for the three months ended March 31, 1998 were $127.8 million compared to $127.7 million last year. This increase is comprised of approximately $17.5 million resulting primarily from higher salaries, wages and benefits and expanded nursing staffing levels to support higher acuity patients, offset by a decrease of $17.4 million relating to the exclusion of results for the pharmacy and therapy businesses due to the Pharmacy Sale and the Therapy Sale. Operating expenses for the six months ended March 31, 1998 increased 14% from the comparable period last year to $269.1 million. The increase includes approximately $6.8 million relating to results of recent acquisitions, offset by a decrease of $13.2 million relating to the exclusion of results for the pharmacy and therapy businesses due to the Pharmacy Sale and the Therapy Sale. The remainder of the increase resulted primarily from higher salaries, wages and benefits and expanded nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care.

Management Fee and Corporate, General and Administrative Expense. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's revenues and is responsible for Multicare's general and administrative expenses. The 1997 corporate, general and administrative expenses include resources devoted to operations, finance, legal, risk management, and information systems.

Lease Expense. Lease expense for the three months ended March 31, 1998 decreased 22% to $3.2 million. Lease expense for the six months ended March 31, 1998 decreased 9% to $6.7 million. In connection with the Merger, the Company paid off its synthetic lease facility with proceeds from the Senior Facilities.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three and six months ended March 31, 1998 increased 61% and 74% from the same periods last year to $11.1 million and $22.9 million, respectively. The increase is due to depreciation on the allocation of the purchase price to property, plant and equipment and to amortization of goodwill relating to the Merger.

Interest Expense, net. Net interest expense for the three and six months ended March 31, 1998 increased $7.8 million and $16.3 million from the same periods in fiscal 1997 to $15.0 million and $29.7 million, respectively. This is a result of incremental borrowings under the Company's Senior Facilities and 9% Notes incurred to finance the Merger.

Income Tax Expense. The provision for income taxes increased to 52% of pre-tax income in the six months ended March 31, 1998 from 37% of pre-tax income from the similar period last year. The increase relates to higher non-deductible goodwill amortization resulting from the Merger.

Liquidity and Capital Resources

The Company maintains adequate working capital from operating cash flows and lines of credit for continuing operations, debt service, and anticipated capital expenditures. At March 31, 1998, the Company had working capital of $21.7 million, compared to $51.8 million at September 30, 1997 due primarily to an increase in current portion of long term debt incurred to finance the merger.

Cash flow from operations was $3.9 million for the six months ended March 31, 1998 compared to cash flow from operations of $43.8 million in the comparable period of 1997. The decrease in operating cash flows results primarily from the decline in earnings which is attributable to increased interest expense and the Genesis management fee and the timing of payments, offset by the elimination of corporate, general and administrative expenses. Net accounts receivable were $123.9 million at March 31, 1998 compared to $119.5 million at September 30, 1997. The increase in net accounts receivable is attributable to the timing of third-party interim and settlement payments and the utilization of specialty medical services for higher acuity level patients, offset by a decrease relating to the Pharmacy Sale and the Therapy Sale. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

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

Loans under the Senior Facilities bear, at Multicare's option, interest at the per annum Prime Rate as announced by the Administrative Agent, or the applicable Adjusted LIBO Rate. Loans under the Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.5%; loans under the Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.75%; loans under the Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.0%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.5%; and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above-referenced interest rates may be reduced.

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

At May 11, 1998, there is approximately $454.8 million outstanding under the Senior Facilities and approximately $55.4 million available under the Senior Facilities after giving effect to approximately $1.7 million outstanding letters of credit.

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

The Company anticipates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $10 million over the next twelve months based on existing construction commitments and plans.

Pursuant to the Balanced Budget Act of 1997 (the "Act"), beginning on or after July 1, 1998, Medicare reimbursement for skilled nursing facilities will be on a prospective payment system ("PPS"). Skilled nursing facilities will be paid a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B during a period when a beneficiary is provided covered skilled nursing facility care. The per diem rate is adjusted based upon the resource utilization group of a resident. This payment will cover rehabilitation and non-rehabilitation ancillary services; however the per diem rate will not cover physician, nursing, physician assistant and certain related services. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Act also required consolidated billing for skilled nursing facilities. The skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility.

The Act also repealed the Boren Amendment which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Act, states must now use a public notice and comment process for determining Medicaid rates and give interested parties a reasonable opportunity to comment on proposed rates, rate methodology and justifications. It is unclear what impact the Balanced Budget Act of 1997 will have on the Company.

Year 2000 Issues

The Company is aware of issues associated with the programming code in many existing computer systems (the "Year 2000" issue) as the millennium approaches. The Company has conducted a review of its computer systems to identify hardware and software affected by the Year 2000 issue. This issue affects computers systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

With respect to its existing computer systems, the Company is upgrading, generally, in order to meet the demands of its expanding business. In the process, the Company is taking steps to identify, correct, or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by mid calendar year 1999, allowing adequate time for testing. The Company presently believes that with modification to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be assurances that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

The Company has incurred, and expects to incur additional, internal costs as well as other expenses to address the necessary software upgrades, training, data conversion, testing and implementation related to the Year 2000 issue. Such costs are being expensed as incurred. The Company does not expect the amounts required to be expensed to have a material effect on its financial position or results of operations. The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts including payors, suppliers and vendors. There can be no assurance that data produced by systems of other entities on which the Company's systems rely will be converted on a timely basis or that a failure by another entity's system to be Year 2000 compliant will not have a material adverse effect on the Company.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this accounting standard as required. The adoption of this standard will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement will have no impact on the Company's financial statements, results of operations, financial condition or liquidity.




                            Part II-Other Information

Item 1.  Legal Proceedings.  Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds.  Not Applicable.

Item 3.  Defaults Upon Senior Securities.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.  Other Information.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

a) Exhibits
Exhibit
No.                      Description

10.7  Second Amended and Restated Stock Purchase Agreement dated October
      10, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Care Services, Inc., Care4, L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.
27    Financial Data Schedule

b) Reports on Form 8-K.  Not Applicable.


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




                                      May 13, 1998