Form 10-Q
period 1998-06-30
MULTICARE COMPANIES INC
filed 1998-08-13
CIK 890925

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

                                     or

 (    )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


          For the transition period from ________________ to _______________


                      Commission File Number:  34-22090

                        THE MULTICARE COMPANIES, INC.
           (Exact name of registrant as specified in its charter)

             Delaware                                   22-3152527
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                            101 East State Street
                     Kennett Square, Pennsylvania 19348
        (Address, including zip code, of principal executive offices)

                               (610) 444-6350
             (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 YES       [ x ]            NO       [    ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                              Outstanding at August 13, 1998
     Common Stock ($.01 Par Value)                            100

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                              Table of Contents

                                                                           Page

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS................  1

Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          June 30, 1998 (Unaudited) and September 30, 1997...............  2

          Consolidated Statements of Operations
          Three  and  nine  months ended
          June 30, 1998 and 1997  (Unaudited)............................  3

          Consolidated Statements of Cash Flows
          Nine months ended June 30, 1998 and 1997 (Unaudited)...........  4

          Notes to Consolidated Financial Statements.....................  5-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................  10-16

Part II:  OTHER INFORMATION..............................................  17

          SIGNATURES ....................................................  18

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning the Medicaid and Medicare program and the Company's ability to meet its liquidity needs and control costs and expected future capital expenditure requirements and other statements contained herein regarding matters that are not historical facts are forward-looking statements within the meaning of the Securities Act of 1933. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein and in the Company's other periodic reports filed with the Securities and Exchange Commission, including the following: the occurrence of changes in the mix of payment sources utilized by the Company's customers to pay for the Company's services; the adoption of cost containment measures by private pay sources such as commercial insurers and managed care organizations, as well as efforts by governmental reimbursement sources to impose cost containment measures; changes in the Unites States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, and other changes in applicable government regulations that might affect the Company's profitability; the Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and, in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees; the Company's ability to staff its facilities appropriately with qualified healthcare personnel and to maintain a satisfactory relationship with labor unions; the level of competition in the Company's industry including, without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home health care and changes in the regulatory system, such as changes in certificate of need laws in the states in which the Company operates or anticipates operating in the future that facilitate such competition; the continued availability of insurance for inherent risks of liability in the healthcare industry; the Company's reputation for delivering high-quality care and its ability to attract and retain patients; and the Company's ability to secure capital and the related cost of such capital.

                       PART I:  FINANCIAL INFORMATION

                      Item 1.     Financial Statements

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                         Consolidated Balance Sheets

                      (In thousands, except share data)
                                                June 30,      September 30,
                                                    1998               1997
                                             (Unaudited)       (Predecessor
                                                                   Company)
Assets
Current Assets:
Cash and cash equivalents                    $     10,119        $     2,118
Accounts receivable, net                          143,658            119,522
Prepaid expenses and other
 current assets                                    25,685             21,808
Deferred taxes - current portion                   22,118              2,806
Total current assets                              201,580            146,254

Property, plant and
 equipment, net                                   720,747            460,800

Goodwill, net                                     763,580            171,324
Other assets                                       58,362             44,755
                                                1,744,269            823,133

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                             $     29,802        $    28,863
Accrued libilities                                 83,757             64,944
Current portion of long-term debt                  29,642                625
Total current liabilities                         143,201             94,432

Long-term debt                                    755,681            423,421
Deferred taxes                                     85,452             42,106
Other                                              10,699                ---

Stockholders' Equity:
Preferred stock, par value $.01, at
 September 30, 1997, 7,000,000 shares
 authorized, none issued                              ---                ---
Common stock, par value $.01, 100
 and 70,000,000 shares authorized at June 30,
 1998 and September 30, 1997,  respectively;
 100 and 31,731,963 issued and outstanding
 at June 30, 1998 and September 30,
 1997, respectively                                   ---                317
Additional paid-in-capital                        745,000            170,858
Retained earnings                                   4,236             91,999
Total stockholders' equity                        749,236            263,174
                                                1,744,269            823,133

See accompanying notes to consolidated financial statements.

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Operations

                                 (Unaudited)

                               (In thousands)

                                  Three Months Ended         Nine Months Ended
                                       June 30,                    June 30,
                                  1998         1997          1998         1997
                                       (Predecessor                 (Predecessor
                                           Company)                     Company)
Net revenues                  $ 170,703    $ 179,164     $ 526,645    $ 493,296

Expenses:
Operating expense               127,305      135,598       396,425      372,703
Corporate, general and
administrative expense              ---        8,901           ---       23,872
Management fee                   10,242          ---        32,097          ---
Depreciation and
 amortization expense            10,960        7,213        33,834       20,379
Lease expense                     3,452        4,207        10,141       11,594
Interest expense, net            15,610        6,984        45,322       20,385
Debenture conversion expense        ---          ---           ---          785
Total expenses                  167,569      162,903       517,819      449,718

Earnings before income taxes
and extraordinary item            3,134       16,261         8,826       43,578

Income taxes                      1,623        6,080         4,590       16,295
Earnings before
extraordinary item                1,511       10,181         4,236       27,283
Extraordinary item - loss on
extinguishment of debt,
net of tax benefit                  ---          ---           ---        2,219

Net income                        1,511       10,181         4,236       25,064

See accompanying notes to consolidated financial statements.

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                 (Unaudited)

                               (In thousands)
                                                         Nine months ended
                                                              June 30,
                                                                  (Predecessor
                                                                      Company)
                                                        1998             1997
Cash flows from operating activities:
    Net cash provided by operating activities     $       7,352    $    52,927

Cash flows from investing activities:
  Assets and operations acquired                           ---        (85,059)
  Capital expenditures                                 (25,036)       (43,002)
  Other assets                                         (28,304)        (8,191)
  Proceeds from repayment of construction
  advances                                                 ---          13,100
    Net cash used in investing activities              (53,340)      (123,152)

Cash flows from financing activities:
  Proceeds from issuance of common stock                   ---          51,942
  Proceeds from exercise of stock options
   and stock purchase plan                                 ---           1,323
  Equity contribution                                  745,000             ---
  Proceeds from sale of pharmacy business               50,000             ---
  Proceeds from sale of therapy business                24,000             ---
  Purchase of shares in tender offer                 (921,326)             ---
  Proceeds from long-term debt                       2,190,122         446,681
  Repayments of long-term debt                     (1,450,628)       (427,245)
  Debt and other financing obligation
   repayments in connection with merger              (453,725)             ---
  Severance, option payouts and
   transaction fees in connection with
   merger                                            (107,872)             ---
  Debt issuance costs                                 (21,582)         (1,076)
    Net cash provided by financing activities           53,989          71,625

    increase in cash and cash equivalents                8,001           1,400

Cash and cash equivalents at beginning of period         2,118           1,893
Cash and cash equivalents at end of period       $      10,119     $     3,293

See accompanying notes to consolidated financial statements

                        THE MULTICARE COMPANIES, INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                                June 30, 1998

                                 (Unaudited)

                      (In thousands, except share data)

(1)  Organization and Basis of Presentation

     The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") own, operate and manage skilled nursing facilities which provide long-term care and specialty medical services in selected geographic regions within the eastern and midwestern United States. In addition, the Company operates assisted living facilities and other ancillary healthcare businesses.

     The financial information as of June 30, 1998, and for the three and nine months ended June 30, 1998 and 1997, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998 and the operating results for the three and nine months ended June 30, 1998 and 1997 and the cash flows for the nine months ended June 30, 1998 and 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

     All purchase accounting entries have been pushed down from Genesis ElderCare Corp. and recorded on the consolidated financial statements of Multicare. The operations of Multicare before the Merger (as defined below) are referred to as the Predecessor Company.

(2)  Tender Offer and Merger and Recent Acquisitions

     On October 9, 1997, Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis Health Ventures, Inc. ("Genesis"), The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P. (together with its affiliates, "TPG"), and Nazem, Inc. (together with its affiliates, "Nazem"), acquired 99.65% of the shares of common stock of Multicare, pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp.

     In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement.

     Genesis earns a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and
     (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000 subject to adjustment (the "Pharmacy Sale"). The Company completed the Pharmacy Sale effective January 1, 1998.

     Genesis ElderCare Corp. (the "Multicare Parent") paid approximately $1,492,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $21,000, $199,500 and $10,500, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000 and (ii) $246,800 from the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

     In connection with the Merger, Genesis, Cypress, TPG and Nazem entered into an agreement (the "Put/Call Agreement") pursuant to which, among other things, Genesis will have the option, on the terms and conditions set forth in the Put/Call Agreement, to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem commencing on October 9, 2001 and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem will have the option, on the terms and conditions set forth in the Put/Call Agreement, to require Genesis to purchase (the "Put") such Genesis ElderCare Corp. Common Stock commencing on October 9, 2002 and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement.

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

     Upon  exercise  of the Call, Cypress, TPG and Nazem will  receive  at  a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. Common Stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, TPG or Nazem; any payment to Cypress, TPG or Nazem will be limited to Cypress', TPG's or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement which provides generally for the preferential return of the stockholders' capital contributions (subject to certain priorities), a 25% compound annual return on Cypress', TPG's and Nazem's capital contributions and the remaining Calculated Equity Value to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp.

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

     In December 1996, the Company completed the acquisition of The ADS Group ("ADS"). The Company paid approximately $10,000, repaid or assumed approximately $29,800 in debt, financed $51,000 through a lease facility, and issued 554,973 shares of its common stock for ADS. Total goodwill approximated $30,700.

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

                                                     Nine months ended
                                                          June 30,
                                                      1998        1997
Net revenues                                       $ 509,601   $ 453,417
Earnings (loss) before extraordinary item              3,396    (12,125)
Net income (loss)                                      3,396    (14,344)

 (3) Commitments and Contingencies

     Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Implementation of the Company's strategy to expand specialty medical services to independent providers should reduce the impact of changes in the Medicare and Medicaid reimbursement programs on the Company as a whole. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers.

     Pursuant to the Balanced Budget Act of 1997 (the "Act"), beginning on or after July 1, 1998, Medicare reimbursement for skilled nursing facilities will be on a prospective payment system ("PPS"). Skilled nursing facilities will be paid a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B during a period when a beneficiary is provided covered skilled nursing facility care. The per diem rate is adjusted based upon the resource utilization group of a resident. This payment will cover rehabilitation and non-rehabilitation ancillary services; however, the per diem rate will not cover physician, nursing, physician assistant and certain related services. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

     The Act also required consolidated billing for skilled nursing facilities. The skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Due to system related problems, the Health Care Financing Administration announced publicly in July 1998 that this requirement of the Act would be postponed indefinitely.

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

(4)  Financing Obligations

     In February 1998, ElderTrust ("ETT"), a Maryland real estate investment trust sponsored by Genesis, made term loans totaling $12,865 to subsidiaries of the Company with respect to the lease-up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature every three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

     In 1998, ETT also made construction loans in the amount of $6,000 to a subsidiary of the Company to fund construction of an assisted living facility being developed by the Company. The note bears interest at a fixed annual rate of 10.5%, and will mature on the third anniversary of the loan, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of such third anniversary (or at the end of any extension period, if applicable).

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

     The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. In November
     1997, the Company entered into swap agreements with notional principal amounts totaling $100,000. These agreements effectively convert underlying variable-rate debt based on LIBOR into fixed-rate debt whereby the Company makes quarterly payments at a weighted average fixed rate of 5.64% and receives quarterly payments at a floating rated based on three month LIBOR (approximately 5.69% at August 5, 1998).

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

The Tender Offer and Merger

On June 16, 1997, Multicare entered into an Agreement and Plan of Merger (the "Merger Agreement") with Genesis ElderCare Corp. (the "Parent") and Genesis ElderCare Acquisition Corp., a wholly owned subsidiary of Parent (the "Acquisition Corp."), pursuant to which Acquisition Corp. offered to acquire all outstanding shares of common stock (the "Shares") of Multicare at a purchase price of $28.00 per Share, net to the seller in cash (the "Tender Offer"). The Tender Offer expired on Wednesday, October 8, 1997 and Acquisition Corp. accepted for purchase the Shares that had been validly tendered and not withdrawn. The Shares accepted pursuant to the Tender Offer constituted approximately 99.65% of Multicare's issued and outstanding Shares. On October 10, 1997, pursuant to the Merger Agreement, Acquisition Corp. was merged with and into Multicare (the "Surviving Corporation") and the remaining Shares not previously purchased in the Tender Offer were canceled, extinguished and converted into the right to receive $28.00 in cash. As a result of the Merger, Parent is the record and beneficial owner of all Shares of the Surviving Corporation. Parent is owned by Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P. (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates, "Nazem") and their affiliates.

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis earns a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1.9 million and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

On October 10, 1997, Genesis entered into an asset purchase agreement with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24 million subject to adjustment (the "Therapy Sale").

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

Results of Operations

Net revenues. Net revenues for the three months ended June 30, 1998 decreased $8.5 million from the same period last year to $170.7 million. Net revenues for the nine months ended June 30, 1998 increased 6.8% or $33.3 million from the same period last year to $526.6 million.

The decrease in revenues in the third quarter of fiscal 1998 is comprised of approximately $18.0 million relating to internal growth, offset by a decrease of approximately $26.5 million relating to the prior year impact of the results of the pharmacy and therapy businesses due to the Pharmacy Sale and
Therapy Sale. The increase in revenues for the nine months ended June 30, 1998 consisted of approximately $64.7 million of internal growth and $11.8 million for results of recent acquisitions, offset by a $43.2 million decrease relating to the exclusion of results for the pharmacy and therapy businesses due the Pharmacy Sale and the Therapy Sale. The internal growth of revenues resulted mainly from increases in payor rates and changes in census mix, and development and opening of additional beds.

The Company's quality mix of private, Medicare and insurance revenues was 60% of net revenues for the three and nine months ended June 30, 1998 compared to 61% in the similar periods of last year. Occupancy rates were 91% and 92% for the three and nine months ended June 30, 1998 compared to 92% and 91% in the similar periods of last year.

Operating Expense. Operating expenses for the three months ended June 30, 1998 were $127.3 million compared to $135.6 million last year. This decrease is comprised of approximately $13.9 million resulting primarily from higher salaries, wages and benefits and expanded nursing staffing levels to support higher acuity patients, offset by a decrease of $22.2 million relating to the exclusion of results for the pharmacy and therapy businesses due to the Pharmacy Sale and the Therapy Sale. Operating expenses for the nine months ended June 30, 1998 increased 6.4% from the comparable period last year to $396.4 million. The increase includes approximately $5.5 million relating to results of recent acquisitions, offset by a decrease of $35.4 million relating to the exclusion of results for the pharmacy and therapy businesses due to the Pharmacy Sale and the Therapy Sale. The remainder of the increase resulted primarily from higher salaries, wages and benefits and expanded nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care.

Management Fee and Corporate, General and Administrative Expense. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's revenues and is responsible for Multicare's general and administrative expenses. The 1997 corporate, general and administrative expenses include resources devoted to operations, finance, legal, risk management and information systems.

Lease Expense. Lease expense for the three months ended June 30, 1998 decreased 18% to $3.5 million. Lease expense for the nine months ended June 30, 1998 decreased 12.5% to $10.1 million. In connection with the Merger, the Company paid off its synthetic lease facility with proceeds from the Senior Facilities.

Depreciation and Amortization. Depreciation and amortization expense for the three and nine months ended June 30, 1998 increased 52% and 66% from the same periods last year to $11.0 million and $33.8 million, respectively. The increase is due to depreciation on the allocation of the purchase price to property, plant and equipment and to amortization of goodwill relating to the Merger.

Interest Expense, Net. Net interest expense for the three and nine months ended June 30, 1998 increased $8.6 million and $24.9 million from the same periods in fiscal 1997 to $15.6 million and $45.3 million, respectively.
This is a result of incremental borrowings under the Company's Senior Facilities and 9% Notes incurred to finance the Merger.

Income Tax Expense. The provision for income taxes increased to 52% of pre-tax income in the nine months ended June 30, 1998 from 37% of pre-tax income from the similar period last year. The increase relates to higher non-deductible goodwill amortization resulting from the Merger.

Liquidity and Capital Resources

The Company maintains adequate working capital from operating cash flows and lines of credit for continuing operations, debt service and anticipated capital expenditures. At June 30, 1998, the Company had working capital of $58.4 million, compared to $51.8 million at September 30, 1997.

Cash flow provided by operations was $7.4 million for the nine months ended June 30, 1998 compared to cash flow from operations of $52.9 million in the comparable period of 1997. The decrease in operating cash flows results primarily from the decline in earnings which is attributable to increased interest expense and the Genesis management fee and the timing of payments, offset by the elimination of corporate, general and administrative expenses. Net accounts receivable were $143.7 million at June 30, 1998 compared to $119.5 million at September 30, 1997. The increase in net accounts receivable is attributable to the timing of third-party interim and settlement payments and the utilization of specialty medical services for higher acuity level patients, offset by a decrease relating to the Pharmacy Sale and Therapy Sale. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

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

The Senior Facilities consist of: (1) a $200 million six-year term loan (the "Tranche A Term Facility"); (2) a $150 million seven-year term loan (the "Tranche B Term Facility"); (3) a $50 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six-year revolving credit facility (the "Revolving Credit Facility"); and (5) one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger (the "Closing Date"). The Revolving Credit Facility will mature six years after the Closing Date. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities (other than the 9% Notes and the Equity Contributions) of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

The Senior Facilities are secured by a first priority security interest in all of the (i) stock of Multicare, (ii) stock, partnership interests and other equity of all of Multicare's present and future direct and indirect subsidiaries and (iii) intercompany notes among Parent and any subsidiaries or among any subsidiaries.

Loans under the Senior Facilities bear, at Multicare's option, interest at the per annum Prime Rate as announced by the Administrative Agent, or the applicable Adjusted LIBO Rate. Loans under the Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.5% (currently 8.19%); loans under the Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.75% (currently 8.44%); loans under the Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.0% (currently 8.69%); loans under the Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 2.5% (currently (8.19%); and loans under the Swing Loan Facility bear interest at the Prime Rate (currently 8.5%) unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above-referenced interest rates may be reduced.

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

On August 11, 1997, Acquisition Corp. sold to Morgan Stanley & Co. Incorporated, Montgomery Securities, L.P. and First Union Capital Markets Corp. (collectively, the "Placement Agents") $250 million principal amount of its 9% Senior Subordinated Notes due 2007 (the "9% Notes") which were issued pursuant to an Indenture dated as of August 7, 1997 (the "Indenture") by and between Acquisition Corp., as issuer, and PNC Bank, National Association, as trustee. The 9% Notes bear interest at 9% per annum from August 11, 1997, payable semiannually on February 1 and August 1 of each year, commencing on February 1, 1998.

The 9% Notes are unsecured general obligations of the issuer, subordinated in right of payment to all existing and future Senior Indebtedness, as defined in the Indenture, of the issuer, including indebtedness under the Senior Facilities. The 9% Notes rank pari passu in right of payment with any future senior subordinated indebtedness of the issuer and are senior in right of payment to all future subordinated indebtedness of the issuer. The 9% Notes are redeemable at the option of the issuer, in whole or in part, at any time on or after August 1, 2002, initially at 104.5% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2004. The 9% Notes are subject to mandatory redemption at 101%. Upon a Change in Control, as defined in the Indenture, the issuer is required to make an offer to purchase the 9% Notes at a purchase price equal to 101% of their principal amount, plus accrued interest. The Indenture contains a number of covenants that, among other things, restrict the ability of the issuer of the 9% Notes to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, issue the capital stock of its subsidiaries, engage in mergers or consolidations or asset sales, engage in certain transactions with affiliates, and create dividend and other restrictions affecting its subsidiaries.

Upon the consummation of the Merger, Multicare assumed all obligations of Acquisition Corp. with respect to and under the 9% Notes and the related Indenture.

In February 1998, ElderTrust ("ETT"), a Maryland real estate investment trust sponsored by Genesis, made term loans to subsidiaries of the Company with respect to the lease-up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

In February 1998, ETT also made one construction loan to a subsidiary of the Company to fund construction of an assisted living facility being developed by the Company. The note bears interest at a fixed annual rate of 10.5%, and will mature on the third anniversary of the loan, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of such third anniversary (or at the end of any extension period, if applicable).

ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to the Company upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield
of 10.5%  to ETT.   If  acquired by ETT, these facilities would be leased to
the  Company under  minimum rent leases.  The initial term of any minimum rent lease  will be  ten years, and the Company will have the option to extend the term for up to  two  five-year extension periods upon 12 months
notice to  ETT.   Minimum rent  for  the  first  lease  year  under any
minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the less of (i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare
services provided by  Genesis  or its   affiliates  to  residents  of  the
applicable  facility)  during   the immediately  preceding year or (ii)
one-half of the increase in the Consumer Price Index during the immediately preceding year. During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3,000 per residential unit in each assisted living facility covered by a minimum rent lease.

Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Implementation of the Company's strategy to expand specialty medical services to independent providers should reduce the impact of changes in the Medicare and Medicaid reimbursement programs on the Company as a whole. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers.

Pursuant to the Balanced Budget Act of 1997 (the "Act"), beginning on or after July 1, 1998, Medicare reimbursement for skilled nursing facilities will be on a prospective payment system ("PPS"). Skilled nursing facilities will be paid a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B during a period when a beneficiary is provided covered skilled nursing facility care. The per diem rate is adjusted based upon the resource utilization group of a resident. This payment will cover rehabilitation and non-rehabilitation ancillary services; however, the per diem rate will not cover physician, nursing, physician assistant and certain related services. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Act also required consolidated billing for skilled nursing facilities. The skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Due to system related problems, the Health Care Financing Administration announced publicly in July 1998 that this requirement of the Act would be postponed indefinitely.

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

The Company believes that its liquidity needs can be met by expected operating
cash  flow  and availability of borrowings under its credit facilities.   At
July 31, 1998, there is approximately $465.3 million outstanding under the Senior Facilities and approximately $37.0 million available under the Senior Facilities after giving effect to approximately $3.1 million outstanding letters of credit.

The Company anticipates its capital requirements for the construction of new facilities and the expansion and renovation of existing facilities to approximate $10 million over the next twelve months based on existing construction commitments and plans.

Seasonality

The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, the Company has offset its increased operating costs by increasing charges for its services and expanding its services. Multicare has also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future.

Year 2000 Issues

The Company is aware of the issues associated with the programming code in many existing computer systems (the "Year 2000" issue) as the millennium approaches. The Company has conducted a review of its computer systems to identify hardware and software affected by the Year 2000 issue. This issue affects computer systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

With  respect  to  its existing computer systems, the Company  is  upgrading,
generally,  in order to meet the demands of its expanding business.   In  the
process, the Company is taking steps to identify, correct and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by mid
calendar  year  1999,  allowing  adequate  time  for  testing.   The  Company
presently  believes  that  with  modification  to  existing  software  and
conversions to new software, the Year 2000 issue can be mitigated.   However,
given the complexity of the Year 2000 issues, there can be no assurances that
the   Company  will  be  able  to  address  the  problem  without  costs  and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997, or the Company's fiscal year end September 30, 1999. This Statement will have no impact on the Company's financial statements, results of operations, financial condition or liquidity.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities
("the Statement"). This statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. This Statement is effective for fiscal years beginning after December 15, 1998. The Company has not yet quantified the impact the adoption may have on its consolidated financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 1999. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

                         PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.  Not Applicable.

Item 2.   Changes in Securities and Use of Proceeds.  Not Applicable.

Item 3.   Defaults Upon Senior Securities.  Not Applicable.

Item 4.   Submission  of  Matters  to a  Vote  of  Security  Holders.   Not
          Applicable.

Item 5.   Other Information.  Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

        Exhibit No.  Description

          27          Financial Data Schedule.

     (b)         Reports on Form 8-K.  Not Applicable.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE MULTICARE COMPANIES, INC.

Date:  August 13, 1998      /s/ George V. Hager, Jr.
                           George V. Hager, Jr. Senior Vice President and Chief Financial Officer