Form 10-K
period 1998-09-30
MULTICARE COMPANIES INC
filed 1998-12-29
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 1998

                         Commission File Number 34-22090

                             ---------------------

                          THE MULTICARE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                          22-3152527
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          Identification no.)

                              101 East State Street
                       Kennett Square, Pennsylvania             19348
                  (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (610) 444-6350

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                      None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
         Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ .

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



          Class                                 Outstanding at December 23, 1998
----------------------------                    --------------------------------
Common Stock  $.01 Par Value                               100 shares


                      Documents Incorporated By Reference

  Certain exhibits to the Company's Current Report on Form 8-K dated December 26, 1996, Registration Statement on Form S-1 (File No. 33-51176), Registration Statement on Form S-1 (File No. 33-65444), Registration Statement effective on June 22, 1994 (File No. 33-79298), Registration Statement on Form S-3 (File No. 333-12819), Registration Statement on Form S-4/A (File No. 333-44479), Annual Reports on Form 10-K for the fiscal years ended December 31, 1996 and 1995, and Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1995, Tender Offer Statement on Schedule 14D-1 dated on June 20, 1997 and January 22, 1996 are incorporated by reference as Exhibits in Part IV of this Report.

                                      INDEX
                                                                            PAGE

Cautionary Statements Regarding Forward Looking Statements                   2-8

ITEM 1:  BUSINESS

         General ..............................................................9
         Patient Services.....................................................10
         Revenue Sources...................................................11-12
         Marketing............................................................13
         Personnel............................................................14
         Employee Training and Development....................................14
         Governmental Regulation...........................................14-16
         Competition..........................................................16
         Insurance............................................................16


ITEM 2:  PROPERTIES...........................................................17

ITEM 3:  LEGAL PROCEEDINGS....................................................17

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS......................................18

ITEM 6:  SELECTED FINANCIAL DATA..............................................19

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................20-29

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................30-47

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................48


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............48-49

ITEM 11:  EXECUTIVE COMPENSATION..............................................50

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......50

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................50-51

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K...52-63

           Cautionary Statements Regarding Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicare and Medicaid programs, the Company's ability to meet its liquidity needs and control costs and expected future capital expenditure requirements, the Company's arrangements with ElderTrust, Prospective Payment System ("PPS") and Year 2000 compliance as performed by Genesis Health Ventures, Inc. ("Genesis"), certain statements contained in "Business" such as statements concerning strategy, government regulation and Medicare and Medicaid programs, certain statements in the Notes to Consolidated Financial Statements, such as certain of the pro forma adjustments; and other statements contained herein regarding matters that are not historical facts are forward-looking statements within the meaning of the Securities Act. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below, including the following: the Company's substantial indebtedness and significant debt service obligations; the Company's ability to secure the capital and the related cost of such capital necessary to fund future growth; changes in the United States healthcare system and other changes in applicable governmental regulations, including PPS, that might affect the Company's profitability; the Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities; the occurrence of changes in the mix of payment sources utilized by the Company's patients to pay for the Company's services; the adoption of cost containment measures; competition in the Company's industry; the Company's ability to identify suitable acquisition candidates, to consummate or complete development projects or to profitably operate or successfully integrate enterprises into the Company's other operations; the impact on the Company's information technology systems in the Year 2000 compliance area as implemented by Genesis, and the failure of the Company's payors, suppliers and other third parties to respond to the Company's inquiries as to whether the systems and equipment supplied to the Company are compliant and adequately remediate Year 2000 issues; and changes in general economic conditions.

Substantial Leverage and Debt Service; Restrictions on Indebtedness

The Company has substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1998, the Company had approximately $725,194,000 of long-term indebtedness (excluding current portion of $30,647,000) which represented 50% of its total capitalization. The degree to which the Company is leveraged could have important consequences, including, but not limited to the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited or impaired; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations; (iii) the Company's operating flexibility with respect to certain matters is limited by covenants contained in certain debt agreements which limit the ability of the Company and its subsidiaries with respect to the incurrence of additional indebtedness and entering into sale and leaseback transactions or other loans, investments or guarantees, the creation of liens, the payment of dividends and sales of assets and set forth minimum net worth requirements; (iv) the Company's degree of leverage may make it more vulnerable to economic downturns and less competitive, may reduce its flexibility in responding to changing business and economic conditions and may limit its ability to pursue other business opportunities, to finance its future operations or capital needs, and to implement its business strategy; and (v) certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company to the risk of greater interest rates.

Required payments of principal and interest on the Company's indebtedness are expected to be financed from its cash flow from operations. The Company's ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness depends on the future performance of the Company's business, which will in turn be subject to financial, business, economic and other factors affecting the business and operations of the Company, including factors beyond its control, such as prevailing economic conditions. There can be no assurances that cash flow from operations will be sufficient to enable the Company to service its debt and meet its other obligations. If such cash flow is insufficient, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any such sales of assets or additional financing could be achieved. The Company also has significant long-term operating lease obligations with respect to certain of its eldercare centers.

Risk of Adverse Effect of Healthcare Reform; Medicare Prospective Payment System

In recent years, a number of laws have been enacted that have effected major changes in the health care system, both nationally and at the state level. The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, seeks to achieve a balanced federal budget, by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandated establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities ("SNFs") under which facilities will be paid a federal per diem rate for most covered nursing facility services (including pharmaceuticals).

Pursuant to the Balanced Budget Act, commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the resource utilization group ("RUG") which relates to the patient's diagnosis. In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility-specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Balanced Budget Act requires consolidated billing for skilled nursing facilities. Under the Balanced Budget Act, the skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents on a consolidated bill with the exception of physician, nursing, physician assistant and certain related services, even if such services were provided by outside suppliers. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Although consolidated billing was scheduled to begin July 1, 1998 for all services, it has been delayed until further notice for beneficiaries in a Medicare Part A stay in a skilled nursing facility not yet using PPS for the Medicare Part A stay. There can be no assurance that the Company will be able to provide skilled nursing services at a cost below the established Medicare level.

Congress continues to focus on efforts to curb the growth of federal spending on health care programs such as Medicare and Medicaid through changes in the payment methodology such as PPS. Congress' efforts have not been limited to skilled nursing facilities, but have and will most likely include other industry services. For example, the Balanced Budget Act also required that a prospective payment system for home health services be implemented.

Effective April 10, 1998, regulations were adopted by the Health Care Financing Administration, which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect.

The Balanced Budget Act also repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. The Boren Amendment required Medicaid payments to certain health care providers to be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement system for long-term care, including pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

In July 1998, the Clinton Administration issued a new initiative to promote the quality of care in nursing homes. This initiative includes, but is not limited to (i) increased enforcement of nursing home safety and quality regulations;
(ii) increased federal oversight of state inspections of nursing homes; (iii) prosecution of egregious violations of regulations governing nursing homes; (iv) the publication of nursing home survey results on the Internet; and (v) continuation of the development of the Minimum Data Set ("MDS"), a national automated clinical data system. Accordingly, with this new initiative, it may become more difficult for eldercare facilities to maintain licensing and certification. The Company may experience increased costs in connection with maintaining its licenses and certifications as well as increased enforcement actions. In addition, beginning January 1, 1999, outpatient therapy services furnished by a skilled nursing facility to a resident not under a covered Part A stay or to non-residents who receive outpatient rehabilitation services will be paid according to the Medicare Physician Fee Schedule.

While the Company has prepared certain estimates of the impact of PPS, it is not possible to fully quantify the effect of the recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, there can be no assurance that the impact of PPS will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect the business of the Company.

Regulation

The federal government and all states in which the Company operates regulate various aspects of the Company's business. In particular, the development and operation of eldercare centers and the provision of healthcare services are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Eldercare centers and other providers of healthcare services, including pharmacies, are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, and to the extent applicable, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program and the ability to participate in other third party programs. The Company is also subject to inspection regarding record keeping and inventory control. The failure to obtain any required regulatory approvals or licenses by a provider could result in actions such as, but not limited to, where applicable, the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients to facilities, suspension or decertification from the Medicaid or Medicare program, restrictions on the ability to acquire providers or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. There can be no assurance that the facilities or providers owned, leased or managed by the Company, or the provision of services and supplies by the Company, will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or that state licensing authorities will not adopt changes or new interpretations of existing laws that would adversely affect the Company.

Many states have adopted Certificate of Need or similar laws which generally require that the appropriate state agency approve certain acquisitions and determine that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. To the extent that Certificates of Need or other similar approvals are required for expansion of Company operations, either through center or provider acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency and if the Company were to reduce beds or close a facility, the Company could be adversely impacted by a failure to obtain or a delay in obtaining such approval.

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark legislations" which prohibit, with limited exceptions, the referral of patients for certain services, including home health services, physical therapy and occupational therapy, by a physician to an entity in which the physician has a financial interest and the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any goods, facility services or items for which payment can be made under Medicare and Medicaid. The Company is also subject to laws applicable to federal government contracts generally, such as the False Claims Act, which establishes liability for anyone making false statements to get a claim paid by the federal government. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued recent fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities; accordingly, these areas may come under closer scrutiny by the government. See "Business -- Governmental Regulation." Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

In the ordinary course of business, the Company's facilities receive notices of deficiencies following surveys for failure to comply with various regulatory requirements. From time to time, survey deficiencies have resulted in various penalties against certain providers and the Company. These penalties have included, but have not been limited to, monetary fines, temporary bans on the admission of new patients, decertifications and the placement of restrictions on the Company's ability to obtain or transfer Certificates of Need in certain states. Additionally, actions taken against one provider may subject eldercare centers under common control or ownership to adverse measures, including loss of licensure, loss of eligibility to participate in reimbursement programs and inability to expand or acquire new centers. There can be no assurance that future actions by state regulators will not result in penalties or sanctions which could have a material adverse effect on the Company.

Dependence on Reimbursement by Third Party Payors

For the year ended December 31, 1996, the nine months ended September 30, 1997, and the fiscal year ended September 30, 1998, respectively, the Company derived approximately 40%, 43% and 37% of its net revenues from private pay and other sources, 25%, 24% and 25% from Medicare and 35%, 33% and 38% from various state Medicaid agencies. Both governmental and private third party payors have employed cost containment measures designed to limit payments made to healthcare providers such as the Company. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of PPS under Medicare, the repeal of the Boren Amendment requiring Medicaid payments to be reasonable and adequate, and duration criteria which limit the services which will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. There can be no assurance that payments under governmental and private third party payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. The majority of the third party payor balances are settled within two or three years following the provision of services. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third party payors. In addition, there can be no assurance that centers owned, leased or managed by the Company, or the provision of services and supplies by the Company, now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the federal budget deficit, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services. In certain states there have been actions taken or proposals made to eliminate the distinction in Medicaid payment for skilled versus intermediate care services and to establish a case mix prospective payment system pursuant to which the payment to a facility for a patient is based upon the patient's condition and need for services. The Company cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on the Company. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. See "Business - -- Revenue Sources."

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate the Company as a preferred provider and/or engage the Company's competitors as a preferred or exclusive provider, the Company's business could be materially adversely affected. In addition, private payors, including managed care payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements.

For certain specialty medical services covered by the Medicare program, the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit. As the Company expands its specialty medical services, the costs of care for these patients are expected to exceed the regional reimbursement limits. As a result, the Company has submitted and will be required to submit, further exception requests to recover the excess costs from Medicare. There is no assurance the Company will be able to recover such excess costs under pending or any future requests. The failure to recover these excess costs in the future will adversely affect the Company's financial position and results of operations. When PPS if fully implemented, the Company will no longer be reimbursed on cost basis under the Medicare program.

The Company is subject to periodic audits by Medicare and Medicaid programs, and the paying agencies for these programs have various rights and remedies against the Company if they assert that the Company has overcharged the programs or failed to comply with program requirements. Such payment agencies could seek to require the Company to repay any overcharges or amounts billed in violations of program requirements, or could make deductions from future amounts due to the Company. Such agencies could also impose fines, criminal penalties or program exclusions. Private pay sources also reserve rights to conduct audits and make monetary adjustments.

Competition

The healthcare industry is highly competitive. The Company competes with a variety of other companies in providing eldercare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competing companies may offer newer or different centers or services than the Company and may thereby attract the Company's customers who are either presently customers of its eldercare centers or are otherwise receiving its eldercare services. The Company's operations are located in Connecticut, Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin. Any adverse change in the regulatory environment, the reimbursement rates paid under the Medicaid program or in the supply and demand for services in the states in which the Company operates, and particularly in Massachusetts, New Jersey and Pennsylvania, could have a material adverse effect on the Company. See "Business - Competition."

Risks Associated with Acquisitions

The Company has completed several acquisitions of eldercare businesses. There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its acquisitions or from any future acquisitions or that such acquisitions will not adversely affect the Company's results of operations or financial condition

Risks Associated with the Multicare Acquisition. As a result of the Merger of Genesis ElderCare Acquisition Corp. with the Company, Genesis Health Ventures, Inc. ("Genesis") owns approximately 44% of Genesis ElderCare Corp., which owns 100% of the outstanding capital stock of the Company. The Company and Genesis have entered into a Management Agreement pursuant to which Genesis manages the Company's operations. The Company also uses Genesis' clinical administration and healthcare management information system to monitor and measure clinical and patient outcome data. Certain problems may arise in implementing the Management Agreement; for example, difficulties may be encountered by Genesis as a result of the loss of key personnel of the Company, the integration of the Company's corporate, accounting, financial reporting and management information systems with Genesis' systems and strain on existing levels of its personnel managing both businesses. There can be no assurance that Genesis will be able to successfully implement the Management Agreement or manage the Company's operations; failure to do so effectively and on a timely basis could have a material adverse effect on the Company's financial condition and results of operations.

The Company may in the future engage in transactions with Genesis and its affiliates. Mr. Michael R. Walker, the Chairman of the Board and Chief Executive Officer of Genesis, is the Chairman and Chief Executive Officer of the Company and Mr. George V. Hager, Jr., the Chief Financial Officer of Genesis, is the Chief Financial Officer of the Company. In addition, Mr. Walker, Mr. Hager and Mr. Richard R. Howard, President and a member of the board of directors of Genesis, are members of the board of directors of the Company. Based on the foregoing, Genesis and Messrs. Walker, Hager and Howard have substantial influence on the Company and the outcome of any matters submitted to the Company's stockholders for approval and are in positions that may result in conflicts of interest with respect to transactions involving the Company and Genesis. Genesis and its affiliates provide healthcare and related services to the Company's customers and facilities either directly or through contracts with the Company. Conflicts of interest may arise in connection with the negotiation of the terms of such arrangements.

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

Year 2000 Compliance

The failure of the Company or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business work operations. The Company's potential risks include (i) the inability to deliver patient care-related services in the Company's facilities, (ii) the delayed receipt of reimbursement from the Federal or State governments, private payors, or intermediaries, (iii) the failure of security systems, elevators, heating systems or other operational systems and equipment at the Company's facilities and (iv) the inability to receive equipment and supplies from vendors. Each of these events could have a material adverse affect on the Company's care-related business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

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

Multicare believes it is well-positioned in its markets because it provides high quality care in concentrated geographic regions. As a result, Multicare believes it has achieved high occupancy rates, a favorable payor mix and sustained internal growth in net revenues and operating profits. Multicare's overall occupancy rate was approximately 91%, 90%, and 92% for the year ended December 31, 1996, the nine month period ended September 30, 1997 and the fiscal year ended September 30, 1998, respectively. Multicare achieved a quality mix (defined as non-Medicaid revenues) of 65%, 67% and 62% of net revenues for the year ended December 31, 1996, the nine month period ended September 30, 1997 and the fiscal year ended September 30, 1998, respectively.

As of September 30, 1998, Multicare operated 156 eldercare facilities and 14 assisted living facilities (89 wholly owned, 8 joint ventures, 22 leased and 51 managed) in Connecticut, Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin with 17,577 beds. In terms of beds, the Company is the largest provider of eldercare services in Massachusetts, New Jersey and West Virginia. In addition, the Company is one of the largest providers of eldercare services in Pennsylvania, Ohio and Wisconsin. The Company believes it operates high quality, attractive facilities, many of which are newly constructed.

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

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages the Company's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment (the "Pharmacy Sale"). The Company completed the Therapy Sale and the Pharmacy Sale effective October 1, 1997 and January 1, 1998, respectively.

Patient Services

Basic Healthcare Services

Basic healthcare services are those traditionally provided to elderly patients in eldercare facilities and assisted living residences with respect to daily living activities and general medical needs. The Company provides 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides in all of its skilled nursing facilities. Each eldercare facility is managed by an on-site licensed administrator who is responsible for the overall operations of the facility, including quality of care. The medical needs of patients are supervised by a medical director who is a licensed physician. While treatment of patients is the responsibility of patients' attending physicians who are not employed by the Company, the medical director monitors all aspects of patient treatment. The Company also provides a broad range of support services including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and routine rehabilitation therapy. Each eldercare facility offers a number of activities designed to enhance the quality of life for patients. These activities include entertainment events, arts and crafts and programs encouraging community interaction with patients and visits to the facility. The Company provides housing, personal care and support services as well as certain routine nursing services in its assisted living residences.

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

Sub-acute Care. Sub-acute care includes services provided to patients with medically complex conditions who require ongoing nursing care, medical supervision, access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Services in this category include ventilator care, intravenous therapy, wound care management, traumatic brain injury care, post-stroke CVA (cerebrovascular accident) care, CAPD (continuous ambulatory peritoneal dialysis), pain management, hospice care, and tracheotomy and other ostomy care. The Company provides a range of sub-acute care services to patients at its facilities. The Company plans to continue to expand its sub-acute care capabilities by supplementing and expanding currently available services and by developing expertise in additional services.

Rehabilitation Therapies. The Company provides rehabilitation therapy programs at substantially all of its facilities. To complement the routine rehabilitation therapy services provided to its eldercare patients, the Company has developed specialized rehabilitation therapy programs to serve patients with complex care needs, such as motor vehicle and other accident victims, persons suffering from job-related injuries and disabilities, and joint-replacement patients. The Company also offers respiratory services at selected facilities. Upon consummation of the Merger, the Company sold its contract rehabilitation therapy business to Genesis. See "The Tender Offer and Merger."

Institutional Pharmacy Services. Multicare operated eight institutional pharmacies which served a total of approximately 30,000 beds. The pharmacies provided eldercare healthcare facilities and other institutions a variety of products and services including prescription drugs, pharmacy consulting, and enteral, urological and intravenous therapies. Concurrently with the consummation of the Merger, the Company agreed to sell its pharmacy business to Genesis. The Company completed the Pharmacy Sale effective January 1, 1998. See "The Tender Offer and Merger."

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

Historically, the facilities operated by Multicare were divided into five divisions, each supervised by a team including a divisional director, a divisional controller, a marketing director, an operations performance director, and a clinical services director. The divisional and facility personnel were supported by a corporate staff based at Multicare's New Jersey headquarters. Upon consummation of the Merger, Genesis and the Company entered into the Management Agreement pursuant to which Genesis manages the Company's operations. Multicare is divided into three principal divisions, each supervised by a divisional controller and supported by Genesis' corporate headquarters in Kennett Square, Pennsylvania. The Company believes that the integration of Genesis and Multicare management is facilitated by the geographic concentration of Multicare's facilities, the proximity of Multicare facilities to Genesis' existing markets, the quality of Multicare's unit and regional management and Multicare's existing information systems which will allow a rational phase-in of Genesis' systems.

Revenue Sources

The Company derives its basic healthcare and specialty medical revenue from private pay sources, state Medicaid programs and Medicare. The Company classifies payments from persons or entities other than the government as private pay and other revenue. The private pay and other classification also includes revenues from commercial insurers, health maintenance organizations and other charge-based payment sources. Blue Cross and Veterans Administration payments are included in private pay and other revenues and are made pursuant to renewable contracts negotiated with these payors. The private pay rates charged by the Company are influenced primarily by the rates charged by other providers in the local market and by Medicaid and Medicare reimbursement rates. Specialty medical revenues are usually reimbursed under casualty and health insurance coverages. The acuity levels for these insurance patients are generally higher and require additional staff and increased utilization of facility resources, resulting in higher payment rates. Individual cases are either negotiated on a case by case basis with the insurer or the rates are prescribed through managed care contract provisions.

Medicare is a federally funded and administered health insurance program that consists of Parts A and B. Participation in Part B is voluntary and is funded in part through the payment of premiums. Subject to certain limitations, benefits under Part A include inpatient hospital services, skilled nursing in an eldercare center and medical services such as physical, speech and occupational therapy, certain pharmaceuticals and medical supplies. Part B provides coverage for physician services. Part B also reimburses for medical services with the exception of pharmaceutical services. Medicare benefits are not available for intermediate and custodial levels of care; however, medical and physician services furnished to such patients may be reimbursable under Part B.

Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on the Company.

Pursuant to the Balanced Budget Act, commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the RUG. In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Balanced Budget Act also requires consolidated billing for skilled nursing facilities. Under the Balanced Budget Act, the skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services, even if such services were provided by outside suppliers. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Although consolidated billing was scheduled to begin July 1, 1998 for all services, it has been delayed until further notice for beneficiaries in a Medicare Part A stay in a skilled nursing facility not yet using PPS for the Medicare Part B stay.

Under the Part A reimbursement methodology applicable to periods prior to the implementation of PPS, each eldercare center receives an interim payment during the year which is adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. For services not billed through each eldercare center, the Company's specialty medical operations bill Medicare directly for nutritional support services, infusion therapy, certain medical supplies and equipment, physician services and certain therapy services as provided. Medicare payments for these services may be based on reasonable cost charges or a fixed-fee schedule determined by Medicare. As the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit, to the extent that the Company expands its specialty medical services, the costs of care for these patients is expected to exceed the regional reimbursement limits. As a result, the Company has submitted and, until December 31, 1998, will be required to submit further exception requests to recover such excess costs under pending or any requests from Medicare. There can be no assurances that the Company will be able to recover such excess costs under pending or future requests. The failure to recover these excess costs in the future would adversely affect the Company's financial position and results of operations. For services not billed through the facility, the Company's specialty medical operations bill Medicare, when appropriate, directly for nutritional support services, infusion therapy, certain medical supplies and equipment, physician services and certain therapy services provided. Medicare payments for these services may be based on reasonable cost charges or a fixed-fee schedule determined by Medicare.

Medicaid is the state administered reimbursement program that covers both skilled and intermediate long-term care. Although Medicaid programs vary from state to state, typically they provide for payment for services including nursing facility services, physician's services, therapy services and prescription drugs, up to established ceilings, at rates based upon cost reimbursement principles. Reimbursement rates are typically determined by the state from cost reports filed annually by each center, on a prospective or retrospective basis. In a prospective system, a rate is calculated from historical data and updated using an inflation index. The resulting prospective rate is final, but in some cases may be adjusted pursuant to an audit. In this type of payment system, center cost increases during the rate year do not affect payment levels in that year. In a retrospective system, final rates are based on reimbursable costs for that year. An interim rate is calculated from previously filed cost reports, and may include an inflation factor to account for the time lag between the final cost report settlement and the rate period. Consequently, center cost increases during any year may affect revenues in that year. Certain states are scheduled to convert, or have recently converted, from a retrospective system, which generally recognizes only two or three levels of care, to a case mix prospective pricing system, pursuant to which payment to a center for patient services directly considers the individual patient's condition and need for services. Moreover, the Balanced Budget Act also repealed the Boren Amendment which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Balanced Budget Act, states must now use a public notice and comment process for determining Medicaid rates, rate methodology and justifications. It is unclear what the impact of the Balanced Budget Act will have on the Company. The Company employs specialists in reimbursement at the corporate level to monitor both Medicaid and Medicare regulatory developments to comply with all reporting requirements and to insure appropriate payments.

The following table identifies Multicare's net revenues attributable to each of its revenue sources for the year ended December 31, 1996, the nine months ended September 30, 1997, and the fiscal year ended September 30, 1998.

                                    1996         1997        1998
                                    ----         ----        ----
        Private and other            40%          43%         37%
        Medicaid                     35%          33%         38%
        Medicare                     25%          24%         25%
                                    ----         ----        ----
              Total                 100%         100%        100%
                                    ====         ====        ====


Marketing

Genesis manages the Company's marketing program. Marketing for eldercare centers is focused at the local level and is conducted primarily by the center administrator and its admissions director who call on referral sources such as doctors, hospitals, hospital discharge planners, churches and various organizations. Genesis management's marketing objective for the Company is to maintain public awareness of the eldercare center and its capabilities. Genesis' management also takes advantage of the Company's regional concentrations in its marketing efforts, where appropriate, through consolidated marketing programs which benefit more than one center.

The Genesis corporate business development department, through regional managers, markets the Company's sub-acute program directly to insurance, managed care organizations and other third party payors. In addition, the Genesis marketing department, will support the eldercare centers in developing promotional materials and literature focusing on Genesis management's philosophy of care, services provided and quality clinical standards. See "Government Regulation" for a discussion of the federal and state laws which limit financial and other arrangements between healthcare providers.

Genesis has consolidated the Company's core business under the name Genesis ElderCare. The Genesis ElderCare logo and trademark have been featured in a series of print advertisements and publications serving many of the regional markets in which the Company operates. The marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. Genesis is using and will continue to use advertising to promote the Genesis ElderCare brand name in trade, professional and business publications and to promote services directly to consumers.

Personnel

As of September 30, 1998, Multicare employed approximately 13,800 persons. Approximately 2,000 employees at 28 of Multicare's facilities are covered by collective bargaining agreements. In addition, certain of the Company's facilities have been subject to an aggressive union organizing campaign. The Company believes that its relationship with its employees is generally good.

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

Employee Training and Development

The Company believes that nursing and professional staff retention and development has been and continues to be a critical factor in the successful operation of the Company. In response to this challenge, a compensation program which provides for annual merit reviews as well as financial and quality of care incentives has been implemented to promote center staff motivation and productivity and to reduce turnover rates. Management believes that the Company's wage rates for professional nursing staff are commensurate with market rates. The Company also provides employee benefit programs which management believes, as a package, exceed industry standards. The Company has not experienced any significant difficulty in attracting or retaining qualified personnel.

Governmental Regulation

The federal government and all states in which the Company operates regulate various aspects of the Company's business. The Company's eldercare centers are subject to certain federal statutes and regulations and to statutory and regulatory licensing requirements by state and local authorities. All Multicare eldercare centers are currently so licensed. In addition, eldercare centers are subject to various local building codes and other ordinances.

All of the Company's eldercare centers and healthcare services, to the extent required, are licensed under applicable law. All eldercare centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid, Medicare or Veterans Administration programs. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all eldercare centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. The Company believes that its centers are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a provider, including the imposition of fines, temporary suspension of admission of new patients to the center, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a center's license. These actions may adversely affect the eldercare centers' ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse measures, including loss of licensure or eligibility to participate in Medicare and Medicaid programs. From time to time, survey deficiencies have resulted in various penalties against certain facilities and the Company. These penalties have included monetary fines, temporary bans on the admission of new patients and the placement of restrictions on the Company's ability to obtain or transfer certificates of need in certain states. To date, no survey deficiencies or any resulting penalties have had a material adverse effect on the Company's operations, however, there can be no assurance that future surveys will not result in penalties or sanctions which could have a material adverse effect on the Company.

All of Multicare eldercare centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of an eldercare center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

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

Most states in which Multicare operates have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center's license and adverse reimbursement action.

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. These laws also include the "Stark legislations" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest. In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company. Although the Company has contractual arrangements with some healthcare providers to which the Company pays fees for services rendered or products provided, the Company believes that its practices are not in violation of these laws. The Company cannot accurately predict whether enforcement activities will increase or the effect of any such increase on its business. There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. In particular, the federal government has issued recent fraud alerts concerning double billing, home health services and the provisions of medical suppliers. Accordingly, it is anticipated that these areas may come under closer scrutiny by the government. The Company cannot accurately predict the impact of any such initiatives. See "Cautionary Statements Regarding Forward Looking Statements."

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

Insurance

Multicare carries property and general liability insurance, professional liability insurance, and medical malpractice insurance coverage in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage. Multicare also requires that physicians practicing at its eldercare centers carry medical malpractice insurance to cover their individual practice.

Item 2. Properties.

As of November 30, 1998, Multicare operated 156 eldercare facilities and 14 assisted living facilities (89 wholly owned, 8 joint ventures, 22 leased and 51 managed). Twenty-two of Multicare's facilities are leased by the respective operating entities from third parties. The inability of the Company to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain facility leases do not provide for non disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner.

The Company considers its properties to be in good operating condition and suitable for the purposes for which they are being used.

The following table summarizes by state certain information regarding Multicare's facilities and outpatient rehabilitation centers at November 30, 1998 (excluding 14 facilities with 1,668 beds at which Multicare provides quality assurance consulting services):

                        Owned             Joint Venture              Leased               Managed              Total
                  ------------------     -----------------      -----------------     -----------------    ----------------
                  Centers       Beds     Centers      Beds      Centers      Beds     Centers      Beds    Centers     Beds
                  -------      -----     -------     -----      -------     -----     -------     -----    -------    -----
Massachusetts         8        1,107        5         753         --          --        41        2,672       54      4,532
New Jersey           14        1,674       --          --          8       1,294         2          410       24      3,378
Pennsylvania         16        1,815       --          --         --          --         1          360       17      2,175
West Virginia        15        1,387        3         208          4         326         1           62       23      1,983
Ohio                 10          878       --          --          4         250        --           --       14      1,128
Connecticut           6          766       --          --          2         250         6          850       14      1,866
Illinois              9          876       --          --          1          92        --           --       10        968
Wisconsin             6          710       --          --          2         231        --           --        8        941
Rhode Island          3          373       --          --         --          --        --           --        3        373
Virginia              1           90       --          --          1          85        --           --        2        175
Vermont               1           58       --          --         --          --        --           --        1         58
                     --        -----       --         ---         --       -----        --        -----      ---     ------
                     89        9,734        8         961         22       2,528        51        4,354      170     17,577
                     ==        =====       ==         ===         ==       =====        ==        =====      ===     ======

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

Item 4. Submission of Matters to a Vote of Security Holders.  None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Upon completion of the Merger the Company's shares are no longer traded on the New York Stock Exchange. See "The Tender Offer and Merger."

The following table indicates the high and low sale prices per share, as reported by the New York Stock Exchange for the nine months ended September 30, 1997, the last quarter in which the Common Stock was traded on an exchange.

Calendar Year          High          Low
-------------          ----          ---
1997
First Quarter         $20-1/8       $17-3/4
Second Quarter         27-3/8        17-1/2
Third Quarter          27-13/16      27-1/16

The Company has not paid any cash dividends on its Common Stock since its inception.

Item 6. Selected Consolidated Financial Data.

                                                                                            Nine Month Period
                                                      Years Ended December 31,             Ended September 30,
                                                  -------------------------------         --------------------
                                                  1994          1995         1996         1996          1997
                                                  ----          ----         ----         ----          ----
Statement of Operations Data:
                                                 (In thousands, except ratio, per share and operating data)

Net revenues                                   $262,416      $353,048      $532,230    $386,890      $533,952
Expenses:
  Operating expenses                            198,427       265,185       400,897     291,494       406,173
  Corporate, general and administrative          11,446        17,643        25,408      18,627        25,203
  Management fee                                     --            --            --          --            --
  Depreciation and amortization                   9,358        13,171        22,344      16,048        21,620
  Lease expense                                   2,823         5,039        12,110       8,874        12,693
  Interest expense, net                          12,866        16,065        25,164      18,947        21,640
  Debenture conversion expense (1)                   --            --            --          --           785
                                               --------      --------      --------    --------      --------
Total expenses                                  234,920       317,103       485,923     353,990       488,114
                                               --------      --------      --------    --------      --------
Income before income taxes &
  extraordinary item                             27,496        35,945        46,307      32,900        45,838
Income tax expense                               10,454        13,798        17,570      12,505        17,087

Income before extraordinary item                 17,042        22,147        28,737      20,395        28,751
Extraordinary item, net of tax benefit (2)        1,620         3,722         2,827       1,481           873
                                               --------      --------      --------    --------      --------
Net income                                     $ 15,422      $ 18,425      $ 25,910    $ 18,914      $ 27,878
                                               ========      ========      ========    ========      ========
Other Financial Data:
  EBITDA (3)                                   $ 49,720      $ 65,181      $ 93,815    $ 67,895      $ 89,883
  EBITDAR(4)                                     52,543        70,220       105,925      76,769       102,576
  Ratio of EBITDA to interest expense, net         3.9x          4.1x          3.7x        3.6x          4.1x
  Ratio of EBITDAR to interest expense,
    net, plus lease expense                        3.3x          3.3x          2.8x        2.8x          3.0x
  Ratio of earnings to fixed charges (5)           2.9x          2.9x          2.5x        2.8x          2.8x
  Capital expenditures                         $ 31,785      $ 39,917      $ 64,215    $ 49,510      $ 39,301
Operating Data:
  Average number of licensed beds                 6,006         6,861        11,620      11,168        15,934
  Occupancy                                       92.2%         91.7%         91.0%       91.7%         90.4%
Payor mix:
    Quality mix (6)                               62.5%         66.3%         64.5%       64.3%         67.3%
    Medicaid                                      37.5%         33.7%         35.5%       35.7%         32.7%
Balance Sheet Data:
  Working capital                              $ 34,005      $ 55,542      $ 39,327    $ 69,135      $ 51,822
  Total assets                                  308,755       470,958       761,667     659,096       823,133
  Long-term debt, including current portion     156,878       283,082       429,168     427,983       424,046
  Stockholders' equity                         $100,105      $113,895      $207,935    $138,632      $263,174


                                                           Fiscal Year
                                                       Ended September 30,
                                                     ---------------------
                                                     1997          1998 (7)
                                                     ----          -----
Statement of Operations Data:
                                                  (In thousands, except ratio,
                                                 per share and operating data)

Net revenues                                      $679,292     $  695,633
Expenses:
  Operating expenses                               515,576        524,542
  Corporate, general and administrative             31,984             --
  Management fee                                        --         42,235
  Depreciation and amortization                     27,916         44,875
  Lease expense                                     15,929         13,194
  Interest expense, net                             27,857         61,728
  Debenture conversion expense (1)                      --             --
                                                  --------     ----------
Total expenses                                     620,047        686,574
                                                  --------     ----------
Income before income taxes &
  extraordinary item                                59,245          9,059
Income tax expense                                  22,152          8,821

Income before extraordinary item                    37,093            238
Extraordinary item, net of tax benefit (2)           2,219             --
                                                  --------     ----------
Net income                                        $ 34,874     $      238
                                                  ========     ==========
Other Financial Data:
  EBITDA (3)                                      $115,803     $  115,662
  EBITDAR(4)                                       131,732        128,856
  Ratio of EBITDA to interest expense, net            4.2x           1.9x
  Ratio of EBITDAR to interest expense,
    net, plus lease espense                           3.0x           1.7x
  Ratio of earnings to fixed charges (5)              2.7x           1.1x
  Capital expenditures                            $ 54,226     $   25,803
Operating Data:
  Average number of licensed beds                   15,222         17,355
  Occupancy                                          91.1%          91.6%
Payor mix:
    Quality mix (6)                                  66.8%          62.1%
    Medicaid                                         33.2%          37.9%
Balance Sheet Data:
  Working capital                                 $ 51,822     $   22,818
  Total assets                                     823,133      1,689,260
  Long-term debt, including current portion        424,046        755,841
  Stockholders' equity                            $263,174     $  733,238


--------------------------

(1) Represents a non-recurring charge relating to the early conversion of $11.0 million of Multicare's 7% Convertible Debentures.

(2) Multicare incurred extraordinary charges relating to early extinguishment of debt.

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

(4) EBITDAR represents earnings before interest expense, income taxes, depreciation and amortization, extraordinary items (net of tax benefit), debenture conversion expense, and lease expense. EBITDAR should not be considered an alternative measure of Multicare's net income, operating performance, cash flow or liquidity. It is included herein to provide additional information related to Multicare's ability to service debt.

(5) For the purpose of computing the ratio of earnings to fixed charges, earnings consist of the sum of earnings before income taxes and extraordinary items (net of tax benefit) plus fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt issuance costs and one-third of rental expense, which Multicare believes to be representative of the interest factor. The definition of fixed charges used in this calculation differs from that used in the Consolidated Fixed Charge Coverage Ratio contained in the Indenture.

(6) Quality mix is defined as non-Medicaid patient revenues.

(7) See the Tender Offer and Merger

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Multicare has experienced significant growth during the years ended 1994 to 1998 primarily through acquisitions of eldercare facilities and increased utilization of specialty medical services. It has been Multicare's strategy to expand through selective acquisitions, development of new facilities with geographically concentrated operations, and growth of specialty medical services. Upon consummation of the Merger, the Company and Genesis entered into the Management Agreement pursuant to which Genesis manages the Company's operations. Under Genesis' management, the Company's strategy is to integrate the talents of case managers, comprehensive discharge planning and, to provide cost effective care management to achieve superior outcomes and return the Company's customers to the community. Genesis' management believes that achieving improved customer outcomes will result in increased utilization of specialty medical services and a broader base of repeat customers in the Company's network. Moreover, the Company believes that this strategy will lead to a high quality payor mix and continued high levels of occupancy. Genesis' management also will focus on the revenue and cost opportunities presented through the further integration of the Company's acquisitions. It is contemplated that the Company will do little, if any, new acquisitions or new construction after the Merger; accordingly, capital expenditures after the Merger should decrease significantly from historical levels.

Summarized below are the significant Multicare acquisitions:

          o In February 1996, the Company acquired the outstanding capital stock of Concord Health Group, Inc., a long-term care provider through 15 long-term care facilities with approximately 2,600 beds and ancillary businesses in Pennsylvania.

          o In December 1996, the Company acquired The AoDoS Group, which owns, operates or manages over 50 long-term care and assisted-living facilities with over 4,200 licensed beds, principally in Massachusetts.

The Tender Offer and Merger

On October 9, 1997 Acquisition Corp., Cypress and Nazem acquired 99.65% of the shares of common stock of Multicare, pursuant to the Tender Offer commenced on June 20, 1997. On October 10, 1997, Genesis ElderCare Corp. completed the Merger of Acquisition Corp. with and into Multicare in accordance with the Merger Agreement. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions.

In connection with the Merger, Multicare and Genesis entered into the Management Agreement pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 million in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into the Therapy Sale Agreement with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment and the Pharmacy Sale Agreement with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment. The Company completed the Therapy Sale and the Pharmacy Sale effective October 1, 1997 and January 1, 1998, respectively.

Genesis ElderCare Corp. (the "Multicare Parent") paid approximately $1,492,000,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis Eldercare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and Genesis purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $325,000,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $250,000,000 from the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

Results of Operations

Effective September 30, 1997, the Company changed its fiscal year end to September 30 from December 31.

Year ended September 30, 1998 compared to the year ended September 30, 1997

Net Revenues. Net revenues increased 2.4% or $16.3 million to $695.6 million in 1998 from the prior year ended September 30, 1997.

Of the net revenues increase for the year ended September 30, 1998, $64.7 million or 9.5% is attributable to internal growth, resulting mainly from increases in payor rates and development and opening of additional beds. This growth is offset by a decrease in net revenues of $59.6 million or 8.8% relating to the impact of the Pharmacy Sale and the Therapy Sale. The remaining growth is due to the inclusion of results for the acquisition of the AoDoS Group.

The Company's quality mix of non-Medicaid patient revenues was 62% and 67% for the years ended September 30, 1998 and 1997, respectively. The 1997 percentage reflects the inclusion of the Pharmacy and Therapy revenue included in non-Medicaid patient revenues. Occupancy rates were 92% and 91% for the years ended September 30, 1998 and 1997, respectively.

Operating Expense and Margins. Operating expenses for the year ended September 30, 1998 increased $9.0 million or 2% from the prior year to $524.5 million. The increase resulted primarily from higher salaries, wages and benefits and the expanded utilization of salaried therapists and nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care. The offsetting decreases in operating expenses reflect the impact of the Pharmacy Sale and the Therapy Sale of $47.7 million ($21.9 million of salaries, wages and benefits and $25.8 of other operating expenses).

Facility operating margins were 24.6% and 24.1% for the years ended September 30, 1998 and 1997. Income before interest expense, income taxes, depreciation and amortization, debenture conversion expense, and lease expense (EBITDAR) was 18.5% and 19.4% of net revenues for the years ended September 30, 1998 and 1997, respectively.

Management Fee and Corporate, General and Administrative Expense. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's revenues and is responsible for Multicare's corporate general and administrative expenses. The corporate, general and administrative expenses for the year ended September 30, 1997 include resources devoted to operations, finance, legal, risk management and information systems.

Lease Expense. Lease expense for the year ended September 30, 1998 decreased $2.7 million or 17% to $13.2 million. Included in the prior year, was lease expense of $2.9 million for facilities that were acquired in connection with the Merger.

Depreciation and Amortization. Depreciation and amortization expense for the year ended September 30, 1998 increased $17.0 million or 61% from the prior year to $44.9 million. The increase is due to depreciation on the allocation of the purchase price to property, plant and equipment and to amortization of goodwill relating to the Merger.

Interest Expense, net. Net interest expense for the year ended September 30, 1998 increased $33.9 million from the prior year to $61.7 million. This increase is a result of incremental borrowings under the Company's Senior Facilities and 9% Notes incurred to finance the Merger.

Income Tax Expense. The provision for income taxes increased to 97% of pre-tax income for the year ended September 30, 1998 from 37% of pre-tax income in the prior year. The increase relates to higher non-deductible goodwill amortization resulting from the Merger.

Debenture Conversion Expense. Debenture conversion expense for the year ended September 30, 1997 relates to the premium paid in January 1997 to convert $11 million of convertible debentures into common stock.

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

The Company's quality mix of private, Medicare and insurance revenues was 67% of net revenues for the nine months ended September 30, 1997 compared to 64% in the corresponding period of the prior year. Occupancy rates were 90% for the nine months ended September 30, 1997 compared to 92% in the corresponding period of the prior year.

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

Liquidity and Capital Resources

The Company maintains adequate working capital from operating cash flows and lines of credit for continuing operations, debt service, and anticipated capital expenditures. At September 30, 1998 and 1997, the Company had working capital of $22.8 and $51.8 million, respectively.

Cash flow from operations was $16.3 million for the year ended September 30, 1998 compared to cash from operations of $68.2 million in the comparable period of 1997. The decrease in operating cash flows results primarily from the decline in earnings which is attributable to increased interest expense, and the Genesis management fee, offset by the elimination of corporate, general and administrative expenses. Net accounts receivable were $114.2 and $119.5 million at September 30, 1998 and 1997, respectively. Net accounts receivable at September 30, 1998 decreased by $5.3 million compared to the prior year which included $30.1 million relating to the pharmacy and therapy businesses which were sold to Genesis in 1998. The remaining increase in net accounts receivable is attributable to the timing of third-party interim and settlement payments and the utilization of specialty medical services for higher acuity level patients, Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

In connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525 million, in the aggregate (collectively, the "Senior Facilities"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agent (the "Administrative Agent"), pursuant to a certain credit agreement (the "Long Term Credit Agreement") dated as of October 14, 1997. The Senior Facilities are being used for the purpose of (i) refinancing certain short term facilities in the aggregate principal amount of $431.6 million which were funded on October 9, 1997 to acquire the Shares in the Tender Offer, refinance certain indebtedness of Multicare (including the Company's bank credit and lease facilities with NationsBank, N.A. the Company's 7% Convertible Subordinated Debentures and the Company's 12.5% Senior Subordinated Notes) and pay fees and expenses related to the transactions, (ii) funding interest and principal payments on such facilities and on certain remaining indebtedness and
(iii) funding working capital and general corporate purposes.

The Senior Facilities consist of: (1) a $200 million six year term loan (the "Tranche A Term Facility"); (2) a $150 million seven year term loan (the "Tranche B Term Facility"); (3) a $50 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility"); and (5) one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger. The Revolving Credit Facility will mature on September 30, 2003. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

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

On August 11, 1997, Acquisition Corp. sold $250 million principal amount of 9% Notes which were issued pursuant to the Indenture. Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year.

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

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1.9 million and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. At September 30, 1998 $12.2 million is subordinated and due to Genesis Health Ventures, Inc. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

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

In February 1998 ElderTrust ("ETT"), a Maryland real estate investment trust sponsored by Genesis, made term loans to subsidiaries of the Company with respect to the lease-up of three assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

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

Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Implementation of the Company's strategy to expand specialty medical services to independent providers should reduce the impact of changes in the Medicare and Medicaid reimbursement programs on the Company as a whole. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on the Company.

Pursuant to the Balanced Budget Act commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the RUG. In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific-rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Balanced Budget Act also required consolidated billing for skilled nursing facilities. Under the Balanced Budget Act, the skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services, even if such services were provided by outside suppliers. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Although consolidated billing was scheduled to begin July 1, 1998 for all services, it has been delayed until further notice for beneficiaries in a Medicare Part A stay in a skilled nursing facility not yet using PPS and for the Medicare Part B stay. There can be no assurance that the Company will be able to provide skilled nursing services at a cost below the established Medicare level.

Based upon the Company's recent experience with 7 eldercare centers that transitioned to PPS effective July 1, 1998 and based upon the Company's ongoing budget process for its fiscal year ending September 30, 1999, the Company believes that the impact of PPS on the Company's future earnings is likely to be greater than originally anticipated by management due to various factors, including lower than anticipated Medicare per diem revenues, lower than anticipated Medicare Part B revenues caused by a census shift to Medicare patients having a greater length of stay, higher than expected ancillary costs at the centers due to expanded services covered in the Medicare Part A rates, lower than anticipated routine cost reductions and lower than expected revenues for contract therapy services.

Based upon assumptions, the Company estimates that the adverse revenue impact of PPS in Fiscal 1999 will be approximately $18 million. The Company estimates that the adverse revenue impact of PPS will be approximately an additional $13 million in Fiscal 2000 and an additional $5 million in each of Fiscal 2001 and 2002. The majority of the Multicare eldercare centers will begin implementation of PPS on January 1, 1999. The actual impact of PPS on the Company's earnings in Fiscal 1999 will depend on many variables which can not be quantified at this time, including regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, and ability to reduce costs.

Effective April 10, 1998, regulations were adopted by the Health Care Financing Administration, which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect.

The Balanced Budget Act also repealed the Boren Amendment federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. The Boren Amendment required Medicaid payments to certain health care providers to be reasonable and adequate in order to cover the costs of efficiently and economically operated health care facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement system for long-term care, including pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

In July 1998, the Clinton Administration issued a new initiative to promote the quality of care in nursing homes. This initiative includes, but is not limited to (i) increased enforcement of nursing home safety and quality regulations;
(ii) increased federal oversight of state inspections of nursing homes; (iii) prosecution of egregious violations of regulations governing nursing homes; (iv) the publication of nursing home survey results on the Internet; and (v) continuation of the development of the Minimum Data Set ("MDS"), a national automated clinical data system. Accordingly, with this new initiative, it may become more difficult for eldercare facilities to maintain licensing and certification. The Company may experience increased costs in connection with maintaining its licenses and certifications as well as increased enforcement actions. In addition, beginning January 1, 1999, outpatient therapy services furnished by a skilled nursing facility to a resident not under a covered Part A stay or to non-residents who receive outpatient rehabilitation services will be paid according to the Medicare Physician Fee Schedule.

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At December 9, 1998, approximately $457.9 million was outstanding under the Senior facilities, and approximately $40.8 million was available under the credit facilities after giving effect to approximately $4.9 million in outstanding letters of credit issued under the credit facilities.

Seasonality

The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, the Company has offset its increased operating costs by increasing charges for its services and expanding its services. Genesis has also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future. See "Cautionary Statements Regarding Forward Looking Statements."

Year 2000 Compliance

The Company has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of essential systems and equipment of the Company and of year 2000 mission critical suppliers and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning.

The Company's Year 2000 compliance work is being performed and paid for by Genesis Health Ventures, Inc., manager of the Company's operations under the terms of a long-term management agreement. The Company's manager is in the process of conducting an inventory, assessment and remediation of its information technology ("IT") systems, equipment and non-IT systems and equipment (embedded technology). It has completed approximately 70% of its internal inventory and approximately 30% of its assessment of the systems and equipment of critical suppliers and other third parties.

With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office recently concluded that it is highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While the Company does not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. The Company intends to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

The Company is remediating its critical IT and non-IT systems and equipment. The Company has also begun contingency planning in the event that essential systems and equipment fail to be year 2000 compliant. The Company is planning to be Year 2000 complaint for all its essential systems and equipment by September 30, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition there can be no assurance that all of the Company's critical suppliers, and other third parties will be Year 2000 complaint by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate or complete.

The failure of the Company or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business work operations. The Company's potential risks include (i) the inability to deliver patient care-related services in the Company's facilities and/or in non-affiliated facilities, (ii) the delayed receipt of reimbursement from the Federal or State governments, private payors, or intermediaries, (iii) the failure of security systems, elevators, heating systems or other operational systems and equipment and (iv) the inability to receive equipment and supplies from vendors. Each of these events could have a material adverse affect on the Company's care-related business, results of operations and financial condition.

Contingency plans for the Company's Year 2000-related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems. The Company is planning to have contingency plans completed for essential systems and equipment by June 30, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

The Year 2000 disclosure set forth above is intended to be a "Year 2000 statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to year 2000 processing of the Company or to products or services offered by the Company, is also intended to be "Year 2000 readiness disclosure" as such term is defined in the Year 2000 Act.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997 or the Company's fiscal year ending September 30, 1999. The Company plans to adopt this accounting standard as required in the first quarter of fiscal 1999. The adoption of this standard will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997, or the Company's fiscal year ending September 30, 1999. This Statement will have no impact on the Company's financial statements, results of operations, financial condition or liquidity.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("the Statement"). This statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. This Statement is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of the Statement will result in a charge of approximately $1.3 million, net of tax which will be recorded as a cummulative effect of a change in accounting principles.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 1999. The Company intends to adopt this accounting standard as required in the first quarter of fiscal 1999. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report                                                                       31
Consolidated Balance Sheets as of September 30, 1997 and 1998                                      32
Consolidated Statements of Operations for the year ended December 31, 1996, the nine month periods ended September 30, 1996 (unaudited) and 1997, and the fiscal year
    ended September 30, 1998                                                                       33
Consolidated Statements of Stockholders' Equity for the year ended December 31,
    1996 the nine month period ended September 30, 1997, and the fiscal year ended September 30, 1998 34
Consolidated Statements of Cash Flows for the year ended December 31, 1996 the nine month period ended September 30, 1996 (unaudited) and 1997, and the fiscal
    years ended September 30, 1997 (unaudited) and 1998                                            35
Notes to Consolidated Financial Statements                                                      36-47


The Board of Directors
The Multicare Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996, the nine month period ended September 30, 1997, and the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Multicare Companies, Inc. and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1996, the nine month period ended September 30, 1997 and the year ended September 30, 1998 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
November 23, 1998

                 THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                               September 30,
                                                                                         -------------------------
                                                                                             1997          1998
                                                                                         ------------  -----------
                                                                                         (Predecessor
                                                                                            Company)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                                $  2,118         11,344
  Accounts receivable, net of allowance for doubtful accounts
    of $11,069 and $10,080 in 1997 and 1998, respectively                                   119,522        114,210
  Prepaid expenses and other current assets                                                  21,808         16,208
  Deferred taxes                                                                              2,806          2,117
                                                                                           --------      ---------
    Total current assets                                                                    146,254        143,879

Property, plant and equipment:
  Land, buildings and improvements                                                          417,021        678,748
  Equipment, furniture and fixtures                                                          71,419         51,013
  Construction in progress                                                                   34,856          9,627
                                                                                           --------      ---------
                                                                                            523,296        739,388
  Less:  accumulated depreciation and amortization                                           62,496         20,276
                                                                                           --------      ---------
                                                                                            460,800        719,112

Goodwill, net                                                                               171,324        778,231
Debt issuance costs, net                                                                      2,768         18,956
Other assets                                                                                 41,987         38,777
                                                                                           --------      ---------
                                                                                           $823,133      1,698,955
                                                                                           ========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $28,863         30,188
  Accrued liabilities                                                                        64,944         60,226
  Current portion of long-term debt                                                             625         30,647
                                                                                           --------      ---------
    Total current liabilities                                                                94,432        121,061

Long-term debt                                                                              423,421        725,194
Deferred taxes                                                                               42,106        105,023
Due to Genesis Health Ventures, Inc. and Other Liabilities                                       --         14,439

Stockholders' equity:
  Preferred stock, par value $.01, 7,000,000 shares
     authorized at September 30, 1997, none issued                                               --             --
  Common stock, par value $.01, 70,000,000 and 100 shares authorized,
     31,731,963 and 100 issued and outstanding in 1997 and 1998, respectively                   317             --
  Additional paid-in capital                                                                170,858        733,000
  Retained earnings                                                                          91,999            238
                                                                                           --------      ---------
    Total stockholders' equity                                                              263,174        733,238
                                                                                           --------      ---------
                                                                                           $823,133      1,698,955
                                                                                           ========      =========

See accompanying notes to consolidated financial statements.

                 THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                 (In thousands)



                                                                                Nine month                       Fiscal Year
                                                        Year ended             period ended                        ended
                                                       December 31,            September 30,                    September 30,
                                                       ------------            -------------                    -------------
                                                          1996            1996            1997            1997              1998
                                                          ----            ----            ----            ----              ----
                                                                       (Unaudited)                    (Unaudited)
Net revenues                                            $532,230        $386,890        $533,952           $679,292         $695,633

Expenses:
      Operating expenses:
         Salaries, wages and benefits                    258,404         189,146         255,762            325,020          341,859
         Other operating expenses                        142,493         102,348         150,411            190,556          182,683
      Corporate, general and administrative               25,408          18,627          25,203             31,984               --
      Management fee                                          --              --              --                 --           42,235
      Lease expense                                       12,110           8,874          12,693             15,929           13,194
      Depreciation and amortization expense               22,344          16,048          21,620             27,916           44,875
      Interest expense, net                               25,164          18,947          21,640             27,857           61,728
         Debenture conversion expense                         --              --             785                785               --
                                                        --------        --------        --------           --------         --------
         Total expenses                                  485,923         353,990         488,114            620,047          686,574

         Income before income taxes and
           extraordinary item                             46,307          32,900          45,838             59,245            9,059

Income tax expense                                        17,570          12,505          17,087             22,152            8,821
                                                        --------        --------        --------           --------         --------
         Income before extraordinary item                 28,737          20,395          28,751             37,093              238
Extraordinary item - loss on extinguishment
    of debt, net of tax benefit                            2,827           1,481             873              2,219               --
                                                        --------        --------        --------           --------         --------

           Net income                                   $ 25,910        $ 18,914        $ 27,878           $ 34,874         $    238
                                                        ========        ========        ========           ========         ========





See accompanying notes to consolidated financial statements.

                 THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

            Year Ended December 31, 1996, the Nine Month Period Ended September 30, 1997, and the Fiscal Year Ended September 30, 1998

                                 (In thousands)

                                                     Common Stock           Additional                           Total
                                                 -------------------          Paid-In        Retained         Stockholders'
                                                 Shares       Amount          Capital        Earnings            Equity
                                                 ------       ------        ----------       --------         -------------
Balances, December 31, 1995                      17,681       $ 177         $  75,419       $ 38,299            $113,895
  Exercise of stock options
      (including tax benefit)                        21          --               347             --                 347
  Shares issued under stock purchase
      plan                                           30          --               442             --                 442
  Contingent stock purchase
      commitment                                     --          --             5,312             --               5,312
  Stock split                                     8,847          88                --            (88)                 --
  Issuance of common stock in
      connection with public offering             3,000          30            51,982                             52,012
  Issuance of stock in acquisition                  555           6            10,011                             10,017
  Net income                                         --          --                --         25,910              25,910
                                                -------        ----          --------        -------            --------
Balances, December 31, 1996                      30,134         301           143,513         64,121             207,935
  Exercise of stock options
      (including tax benefit)                        21          --               277             --                 277
  Debt conversion                                 1,530          15            26,087             --              26,102
  Shares issued under stock purchase
      plan                                           45           1               773             --                 774
  Contingent stock purchase
      commitment and other                            1          --               208             --                 208
  Net income                                         --          --                --         27,878              27,878
                                                -------        ----          --------        -------            --------
Balances, September 30, 1997                     31,731       $ 317         $ 170,858       $ 91,999            $263,174

  Merger with Genesis Eldercare
  Acquisition Corp.                             (31,731)       (317)         (170,858)       (91,999)           (263,174)
  Equity Contribution, net                           --          --           733,000             --             733,000
  Net income                                         --          --                --            238                 238
                                                -------        ----          --------        -------            --------

Balances, September 30, 1998                         --       $  --         $ 733,000       $    238            $733,238
                                                =======        ====          ========        =======            ========

See accompanying notes to consolidated financial statements.

                  THE MULTICARE COMPANIES, INC AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                           Nine Month                       Fiscal
                                                         Year ended        Period Ended                   Year Ended
                                                        December 31,       September 30,                 September 30,
                                                        ------------       -------------                 -------------
                                                         1996            1996        1997           1997             1998
                                                         ----            ----        ----           ----             ----
                                                                     (Unaudited)                 (Unaudited)
Cash flows from operating activities:
   Net income                                       $    25,910    $    18,914   $    27,878    $    34,874  $          238
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Extraordinary item                                   4,711          2,469         1,456          3,698              --
     Depreciation and amortization                       22,029         15,811        21,332         27,706          44,722
     Changes in assets and liabilities:
       Deferred taxes                                    (1,208)         1,725            --        (2,953)          28,724
       Accounts receivable                               (9,207)       (11,323)      (16,196)       (14,080)        (42,734)
       Prepaid expenses and other current assets         (2,528)        (3,344)       (7,001)        (6,185)         (4,402)
       Accounts payable and accrued liabilities          10,566         (5,255)        9,579         25,153          (3,433)
                                                    -----------    -----------   -----------      ---------    ------------
       Net cash provided by operating activities         50,273         18,997        37,048         68,213          23,115
                                                    -----------    -----------   -----------      ---------    ------------

Cash flows from investing activities:
   Net marketable securities sold                           202            202            --             --              --
   Assets and operations acquired                      (193,067)      (122,940)      (22,568)       (92,695)         (1,563)
   Capital expenditures                                 (64,215)       (49,510)      (39,301)       (54,226)        (25,803)
   Purchase of shares in tender offer                        --             --            --             --        (921,326)
   Costs in connection with merger                           --             --            --             --        (102,733)
   Proceeds from repayment of construction
    advances                                                 --             --        13,100         13,100              --
   Proceeds from sale of pharmacy business                   --             --            --             --          50,000
   Proceeds from sale of therapy business                    --             --            --             --          24,000
   Other                                                 (5,531)        (2,207)       (9,465)       (12,024)         (4,212)
                                                    -----------    -----------   -----------      ---------    ------------
       Net cash used in investing activities           (262,611)      (174,455)     (58,234)       (145,845)       (981,637)
                                                    -----------    -----------   -----------      ---------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                52,012             70            --         51,942              --
   Proceeds from exercise of stock options and
    stock purchase plan                                     717            441         1,075          1,351              --
   Proceeds from issuance of put options                     --             --           184            184              --
   Equity contribution                                       --             --            --             --         733,000
   Debt and other financing obligation
    repayments in connection with merger                     --             --            --             --        (453,725)
   Proceeds from long-term debt                         562,981        218,200       112,400        457,181       2,306,947
   Payments of long-term debt                          (402,848)       (62,874)      (91,310)      (431,718)     (1,596,892)
   Debt issuance costs                                   (3,295)        (2,407)         (195)        (1,083)        (21,582)
                                                    -----------    -----------   -----------      ---------    ------------
Net cash provided by financing activities               209,567        153,430        22,154         77,857         967,748
                                                    -----------    -----------   -----------      ---------    ------------

Increase (decrease) in cash and cash equivalents         (2,771)        (2,028)          968            225           9,226

Cash and cash equivalents at beginning of period          3,921          3,921         1,150          1,893           2,118
                                                    -----------    -----------   -----------      ---------    ------------

Cash and cash equivalents at end of period          $     1,150    $     1,893   $     2,118    $     2,118  $       11,344
                                                    ===========    ===========   ===========      =========    ============

Supplemental disclosure of non cash investing and
 financing activities:
Fair value of assets and operations acquired        $   213,873    $   149,748   $    24,937    $   121,026  $       16,622
Debt and liabilities assumed in connection with
 assets and operations acquired                          10,789         26,808         2,369         18,314          15,059
Stock issued in connection with assets and
 operations acquired                                     10,017             --            --         10,017              --
                                                    -----------    -----------   -----------      ---------    ------------
                                                    $   193,067    $   122,940   $    22,568    $    92,695  $        1,563
                                                    ===========    ===========   ===========      =========    ============


See accompanying notes to consolidated financial statements.

                 THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            Year Ended December 31,1996, the Nine Month Period Ended September 30, 1997 and the Fiscal Year Ended September 30, 1998

                        (In thousands, except share data)

     The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") own, operate and manage skilled eldercare and assisted living facilities which provide long-term care and specialty medical services in selected geographic regions within the eastern and midwestern United States. In addition, the Company operated institutional pharmacies, medical supply companies, outpatient rehabilitation centers and other ancillary healthcare businesses before the Merger (as defined below). As a result of the Merger of Genesis ElderCare Acquisition Corp. ("Acquisition Corp.") with the Company, Genesis Health Ventures, Inc. ("Genesis") owns approximately 44% of Genesis ElderCare Corp., which owns 100% of the outstanding capital stock of the Company. The Company and Genesis have entered into a management agreement pursuant to which Genesis manages the Company's operations.


(1)  Organization and Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. Investments in affiliates that are not majority owned are reported using the equity method.

     The operations of Multicare before the Merger (as defined below) are referred to as the Predecessor Company. Effective September 30, 1997, Multicare changed its fiscal year end to September 30 from December 31.

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


(2)  Summary of Significant Accounting Policies

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

   (c) Property, Plant and Equipment

   Land, buildings and improvements, equipment, furniture and fixtures are stated at fair market value at the date of the Merger (as defined below). Subsequent additions are stated at cost. Depreciation of buildings and improvements is calculated using the straight-line method over their estimated useful lives that range from twenty to thirty-five years. Depreciation of equipment and furniture and fixtures is calculated using the straight-line method over their estimated useful lives of seven years. Depreciation expense was $17,724, $15,969 and $22,227, respectively for the year ended December 31, 1996, the nine month period ended September 30, 1997 and for the fiscal year ended September 30, 1998. The Company records impairment losses on long-lived assets including property, plant and equipment used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

   (d) Goodwill

   Goodwill resulting from acquisitions accounted for as purchases of $179,069 and $797,411 at September 30, 1997 and 1998 is amortized on a straight-line basis over periods of five to forty years. As of September 30, 1997 and 1998 accumulated amortization of goodwill was $7,745 and $19,180, respectively.

   Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted future cash flows.

   The Company records impairment losses on long-lived assets including goodwill and other intangibles used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

   With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset; a significant adverse change in legal factors or in the business climate; adverse regulatory action; a history of operating or cash flow losses; or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, an impairment loss is calculated based on excess of the carrying amount of the asset over the asset's fair value.

   (e) Debt Issuance Costs

   Debt issuance costs are amortized on a straight-line basis which approximates the effective interest method over periods of seven to ten years.

   (f) Other Assets

   At September 30, 1997, other assets include $1,393 representing amounts due from stockholders which was repaid in connection with the Merger (as defined below).

   Direct costs of $5,263 at September 30, 1997 were incurred to develop and implement new specialty medical services at certain facilities and were deferred during the start-up period and amortized on a straight-line basis over five years. Direct costs of $2,041 at September 30, 1998 were incurred to develop certain facilities and were deferred during the start-up period and amortized on a straight-line basis over five years.

   At September 30, 1997 and 1998, investments in non-consolidated affiliates included in other assets amounted to $20,287 and $18,792, respectively. Results of operations relating to the non-consolidated affiliates were insignificant to the Company's consolidated financial statements in the nine month period ended September 30, 1997 and the fiscal year ended September 30, 1998.

   (g) Net Revenues

   Net revenues primarily consist of services paid for by patients and amounts for services provided that are reimbursable by certain third-party payors. Medicare and Medicaid revenues are determined by various rate setting formulas and regulations. Net revenues are recorded net of contractual allowances. Final determinations of amounts paid by Medicaid and Medicare are subject to review or audit. In the opinion of management, adequate provision has been made for any adjustment that may result from these reviews or audits. To the extent that final determination may result in amounts which vary from management estimates, future earnings will be charged or credited. Net revenues also include management fees revenue of $4,885, $9,995 and $13,306 for the year ended December 31, 1996, the nine month period ended September 30, 1997, and the year ended September 30, 1998.

     The distribution of net patient service revenue by class of payor was as follows:


                                                   Year Ended          Nine Months Ended           Year Ended
       Class of Payor                          December 31, 1996       September 30, 1997      September 30, 1998
       --------------                          -----------------       -----------------       ------------------
       Private pay and other                      $ 212,892                 232,260                  256,698
       Medicaid                                     186,280                 174,651                  263,507
       Medicare                                     133,058                 127,041                  175,427
                                                    -------                 -------                  -------
                                                   $532,230                 533,952                  695,632
                                                    =======                 =======                  =======

     (h) Income Taxes

     The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     (i) New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this accounting standard in its first quarter of fiscal 1999. The adoption of this standard will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

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

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("the Statement"). This statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operations. This Statement is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adaption of the Statement will result in a charge of approximately $1.3 million, net of tax which will be recorded as a cumulative effect of a change in accounting principles.

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

(3)  Tender Offer and Merger and Acquisitions

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

     In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000, subject to adjustment (the "Pharmacy Sale"). The Company completed the Therapy Sale and the Pharmacy Sale effective October 1, 1997 and January 1, 1998, respectively.

     Genesis Eldercare Corp. (the "Multicare Parent") paid approximately $1,492,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and
     (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $733,000 were furnished to as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000, $199,500 and $10,500, respectively, and Genesis purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $325,000 in consideration for approximately 44% of the common stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000 and (ii) $250,000 from the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

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

     Upon exercise of the Call, Cypress, TPG and Nazem will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. Common Stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, or TPG or Nazem; any payment to Cypress, TPG or Nazem will be limited to Cypress', TPG's, or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement.

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

     In December 1996, the Company (predecessor) completed the acquisition of The AoDoS Group (AoDoS). The Company paid approximately $10,000, repaid or assumed approximately $29,800 in debt, financed $51,000 through a lease facility, and issued 554,973 shares of its common stock for AoDoS. Total goodwill approximated $30,700 which was amortized over period of twenty-five to forty years.

     All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each facility from the date of acquisition.

     The following 1997 unaudited pro forma financial information has been prepared as if the AoDoS acquisitions, the Merger, the Therapy Sale and the Pharmacy Sale had been consummated on October 1, 1996. The 1998 unaudited pro forma information has been prepared as if the Pharmacy Sale had been completed on October 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of the respective periods presented and is based on preliminary allocations of the purchase price to property, plant and equipment and goodwill that are subject to change.

                                                                                  September 30,
                                                                               1997           1998
                                                                               ----           ----
                                                                                   (Unaudited)
                Net revenues                                                 429,483          $ 678,589
                Income (loss) before extraordinary item                      (27,704)               474
                Net income (loss)                                            (29,923)               474



(4)  Income Taxes

     The provision for income taxes, exclusive of income taxes related to the extraordinary items, consists of the following:


                                          December 31,            September 30,
                                              1996            1997           1998
                                              ----            ----           ----
                    Federal:
                Current                      $13,554         $15,029        $8,647
                Deferred                       1,275             133            79
                    State:
                Current                        2,695           1,908            87
                Deferred                          46              17             8
                                             -------         -------        ------
                                             $17,570         $17,087        $8,821
                                             =======         =======        ======


     Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income before income taxes and extraordinary items as a result of the following:


                                                                           Nine Months
                                                         Year Ended           Ended          Year Ended
                                                        December 31,      September 30,     September 30,
                                                            1996               1997             1998
                                                        ------------      -------------     -------------
       Computed "expected" tax expense                     $16,207            16,043           $3,170
       Increase in income taxes resulting from:
           State and local income taxes, net of
            federal tax benefits                             1,327               169               62
           Amortization of goodwill                             36               875            6,313
           Work opportunity tax credits                         --                --             (724)
                                                           -------            ------           ------
                                                           $17,570            17,087           $8,821
                                                           =======            ======           ======


     The tax effects of temporary differences giving rise to deferred tax assets and liabilities are as follows:


                                                                           September 30,
                                                                       1997               1998
                                                                       ----               ----
             Deferred tax assets:
               Accounts receivable                                   $ 1,311          $  1,325
               Employee benefits and compensated
               absences                                                1,495               792
                                                                     -------          --------
                                                                     $ 2,806          $  2,117
                                                                     =======          ========

             Deferred tax liabilities:
               Property, plant and equipment                         $41,254          $104,179
               Other                                                     852               844
                                                                     -------          --------
                                                                     $42,106          $105,023
                                                                     =======          ========

     Cash paid for income taxes was $14,555, $6,580, and $1,542 in the year ended December 31, 1996, the nine month period ended September 30, 1997, and the year ended September 30, 1998, respectively.

(5)  Financing Obligations

     A summary of long-term debt is as follows:


                                                                                            September 30,
                                                                                      1997                 1998
                                                                                      ----                 ----
     Bank credit facility, with interest at approximately 7% and 8.2% in
         1997 and 1998 ("Senior Facilities")                                        $305,129             $438,875
     Convertible debentures, due 2003, with interest at 7%, convertible
         at $17.33 per share                                                          59,744                   --
     Senior subordinated notes, due 2002, net of unamortized original
        issue discount of $524 in 1997 with interest at 12.5%                         23,377                   --
     Senior subordinated notes, due 2007, net of unamortized original
         issue discount of $1,241 in 1998 with interest at 9%                             --              248,759
     Term Loans with ElderTrust with interest at 10.5%                                    --               19,650
     Mortgages and other debt, including unamortized premium of $2,719 and
         $3,573 in 1997 and 1998, respectively, payable in varying monthly or quarterly installments with interest at rates
         between 6% and 12%. These loans mature between 1999 and 2033                 35,796               48,557
                                                                                    --------             --------
                                                                                     424,046              755,841
      Less current portion                                                               625               30,647
                                                                                    --------             --------
                                                                                    $423,421             $725,194
                                                                                    ========             ========


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

     The Senior Facilities consist of: (1) a $200 million six year term loan (the "Tranche A Term Facility"); (2) a $150 million seven year term loan (the "Tranche B Term Facility"); (3) a $50 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility"); and (5) one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger. The Revolving Credit Facility will mature on September 30, 2003. All net proceeds received by Multicare from
     (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

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

     On August 11, 1997, Acquisition Corp. sold $250 million principal amount of Notes which were issued pursuant to the Indenture. The Notes bear interest at 9% per annum and are payable semiannually on February 1 and August 1 of each year, commencing on February 1, 1998.

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

     In the year ended December 31, 1996 and the nine month period ended September 30, 1997 the Company recorded extraordinary charges of $2,827 and $873, respectively, net of tax benefits of $1,884 and $583 relating to the restructuring of its credit agreements and the purchase of its 12.5% Notes. The charges are comprised of the write-off of debt issuance costs and original issue discounts, prepayment penalties, and premiums paid above recorded values.

     In 1997, $26,506 of Convertible Debentures were converted into common stock. In connection with the early conversion of a portion of the Convertible Debentures, the Company recorded a charge of $785 relating to premiums paid upon conversion.

     The Company is subject to various financial and restrictive covenants under its Senior Facilities, the 9% Notes and other indebtedness and is in compliance with such covenants at September 30, 1998.

     The aggregate maturities of long-term debt for the five years ending September 30, 2003 and thereafter are as follows:

                                            1999                      $ 30,647
                                            2000                        34,699
                                            2001                        58,394
                                            2002                        57,136
                                            2003                       107,710
                                            Thereafter                 464,923
                                                                      --------
                                                                       753,509
                                            Discount                    (1,241)
                                            Premium                      3,573
                                                                      --------
                                                                      $755,841
                                                                      ========


     The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. These agreements generally convert underlying variable-rate debt based on three month LIBO Rates into fixed-rate debt. At September 30, 1998, the notional principal amount of these agreements totaled $100,000. The Company made quarterly payments at a weighted average fixed rate of 5.45% and received payments at a floating rate based on three month LIBO Rate (approximately 5.78% at September 30, 1998).

     Interest expense of $2,773, $1,816 and $2,136 was capitalized in the year ended December 31, 1996, the nine month period ended September 30, 1997 and the year ended September 30, 1998, respectively, in connection with new construction and facility renovations and expansions.

     Cash paid for interest was $25,762, $22,817 and $60,498 in the year ended December 31, 1996, the nine month period ended September 30, 1997 and the year ended September 30, 1998, respectively.

(6)  Accrued Liabilities

     At September 30, 1997 and 1998 accrued liabilities consist of the following:
                                                        1997             1998
                                                        ----             ----
                  Salaries and wages                  $26,291          $24,924
                  Deposits from customers               3,106            3,218
                  Interest                              3,705            7,071
                  Insurance                            10,456           10,849
                  Other                                21,386           14,164
                                                      -------          -------
                                                      $64,944          $60,226
                                                      =======          =======

(7)  Other Long Term Liabilities

     Other long term liabilities include $14,079 of accrued management fees under the terms of the Management Agreement (See Note (3) Tender Offer and Merger and Acquisitions).

(8)  Commitments and Contingencies

     The Company has operating leases on certain of its facilities and offices. Minimum rental commitments under all noncancelable leases at September 30, 1998 are as follows:

                         1999                              $ 12,798
                         2000                                12,457
                         2001                                12,526
                         2002                                12,600
                         2003                                11,627
                         Thereafter                          49,339
                                                           --------
                                                           $111,347
                                                           ========

     Letters of credit ensure the Company's performance or payment to third parties in accordance with specified terms and conditions. At September 30, 1998 letters of credit outstanding amounted to $4,862.

     The Company has guaranteed $20,435 of indebtedness to facilities under management contract. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Company does not anticipate any material losses as a result of these commitments.

     The Company's maximum exposure is $500 per occurrence for workers' compensation and $75 per year, per participant for health insurance. The Company has elected to reinsure the first $500 per occurrence for workers' compensation claims, through Genesis' wholly-owned captive insurance company, Liberty Health Corp., LTD. The Company carries excess insurance with commercial carriers for losses above $500 per workers' compensation claim, and $75 per participant for health insurance. The provision for estimated workers' compensation and health insurance claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

     In February 1998 ElderTrust ("ETT"), a Maryland real estate investment trust sponsored by Genesis, made term loans to subsidiaries of the Company with respect to the lease-up of three assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

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

(9)  Fair Value of Financial Instruments

     The Company believes the carrying amount of cash and equivalents, accounts receivable (net of allowance for doubtful accounts), cost report receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities, accrued compensation, accrued interest and income taxes payable approximates fair value because of the short-term maturity of these instruments.

     The Company also believes the carrying value of mortgage notes and other notes receivable, and non marketable debt securities approximate fair value based upon the discounted value of expected future cash flows using interest rates at which similar investments would be made to borrowers with similar credit quality and for the same remaining maturities.

     The Company's investments in joint ventures are stated at original appraised values which approximates fair value.

     The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate it's interest rate swap agreements outstanding at September 30, 1998 is approximately $4,292.

     The fair value of the Company's commitments to provide certain financial guarantees is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Since the Company has not charged fees for currently outstanding commitments there is no fair value of such financial instruments.

     The fair value of the Company's debt, based on quoted market prices or current rates for similar instruments with the same maturities was approximately $462,393 and $743,332 September 30, 1997 and 1998 respectively.

(10)  Capital Stock and Stock Plans

     The Company's 1993 Stock Option Plan and Non-Employee Director Stock Option Plan (Plans) provided for the issuance of options to directors, officers, key employees and consultants of the Company. In connection with the Merger, the unexercisable portion of each outstanding stock option became immediately exercisable in full and was canceled in exchange for the right to receive an amount in cash equal to the product of (i) the number of shares previously subject to such option and (ii) the excess, if any, of the tender offer price of $28.00 per share over the exercise price per share previously subject to such options. In connection with the Merger, the Plans were terminated.

(11)   Certain Significant Risks and Uncertainties

     The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

     In recent years, a number of laws have been enacted that have effected major changes in the health care system, both nationally and at the state level. The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, seeks to achieve a balanced federal budget, by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandated establishment of PPS for Medicare skilled nursing facilities under which facilities will be paid a federal per diem rate for most covered nursing facility services (including pharmaceuticals).

     While the Company has prepared certain estimates of the impact of PPS, it is not possible to fully quantify the effect of the recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Company's business. Accordingly, there can be no assurance that the impact of PPS will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect the business of the Company.


 (12)  Quarterly Results of Operations (Unaudited)


                                                                   Fiscal Year ended September 30, 1998
                                                      ---------------------------------------------------------------
                                                         First            Second          Third            Fourth
                                                         Quarter          Quarter         Quarter          Quarter
                                                         --------        --------         --------         --------
Net revenues                                             $185,778        $170,164         $170,703         $168,988
Income (loss) before extraordinary item                     1,358           1,367            1,511           (3,998)
Net income (loss)                                           1,358           1,367            1,511           (3,998)



In the fourth quarter of the year ended September 30, 1998, the Company changed its estimate of the effective tax rate for the year from 52% to 97% due to revised estimates of non-deductible goodwill and earnings.



                                                          Nine month period ended September 30, 1997
                                                      ------------------------------------------------
                                                          First           Second          Third
                                                        Quarter(1)        Quarter         Quarter
                                                        ----------       --------         --------
Net revenues                                             $168,792        $179,164         $185,996
Income before extraordinary item                            8,760          10,181            9,810
Net income                                                  7,887          10,181            9,810



------------------------------------------------------
(1) The Company incurred extraordinary charges related to extinguishment of debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

Item 10.  Directors and Executive Officers of the Company.

The following table sets forth certain information regarding each of the directors and executive officers of the Company. Each was elected in connection with the Merger:


Name                  Age      Position
----                  ---      --------
Michael R. Walker     50       Chairman, Chief Executive Officer and Director
George V. Hager, Jr.  42       Senior Vice President, Chief Financial Officer and Director
James L. Singleton    43       Vice President, Assistant Secretary and Director
James G. Coulter      37       Vice President, Assistant Secretary and Director
Jonathan J. Coslet    33       Director
Richard R. Howard     49       Director
Karl I. Peterson      27       Director
William L. Spiegel    36       Director
James A. Stern        48       Director


Michael R. Walker is the Chairman of the Board, Chief Executive Officer and a director of the Company. Mr. Walker is the founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker has served as Chairman of the Board of Trustees of ElderTrust since its inception in January 1998.

George V. Hager, Jr. is the Senior Vice President, Chief Financial Officer and a director of the Company. Mr. Hager has served as Senior Vice President and Chief Financial Officer of Genesis since February 1994. Mr. Hager joined Genesis in July 1992 as Vice President and Chief Financial Officer. Mr. Hager was previously partner in charge of the healthcare practice for KPMG Peat Marwick LLP in the Philadelphia office. Mr. Hager began his career at KPMG Peat Marwick LLP in 1979 and has over 15 years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

James L. Singleton is a Vice President, Assistant Secretary and a director of the Company. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group of Lehman Brothers Inc. Mr. Singleton holds a Master of Business Administration degree from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Yale University. Mr. Singleton serves on the Board of Directors of Able Body Corporation, Cinemark USA, Inc., L.P. Thebault Company, Williams Scotsman, Inc. and WESCO International Inc.

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

Richard R. Howard is a director of the Company. Mr. Howard has served as a director of Genesis since its inception, as Vice President of Development from September 1985 to June 1986, as President and Chief Operating Officer from June 1986 to April 1997, as President from April 1997 to November 1998 and as Vice Chairman since November 1998. He joined the Company in September 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

Karl I. Peterson is a director of the Company. Mr. Peterson has served as Vice President of TPG since 1995. Prior to joining TPG, Mr. Peterson was in the Mergers and Acquisitions Department and the Leveraged Buyout Group of Goldman, Sachs & Co. Mr. Peterson holds a Bachelor of Business Administration degree in Finance from the University of Notre Dame.

William L. Spiegel is a director of the Company. Mr. Spiegel is a Managing Director of Cypress and has been with Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Spiegel was with Lehman Brothers Inc. where he worked in the Merchant Banking Group. Mr. Spiegel holds a Master of Business Administration degree from the University of Chicago Graduate School of Business, a Master of Arts degree in Economics from the University of Western Ontario and a Bachelor of Science degree in Economics from The London School of Economics.

James A. Stern is a director of the Company. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. He served as head of Lehman's High Yield and Primary Capital Markets Groups, and was co-head of Investment Banking. In addition, Mr. Stern was a member of Lehman's Operating Committee. Mr. Stern holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Science degree from Tufts University where he is a trustee. Mr. Stern is a director of Amtrol Inc., Cinemark USA, Inc., Lear Corporation, Noel Group, Inc. and WESCO International Inc.

Item 11. Executive Compensation.

In connection with the Merger, the Company's Directors and Officers are not employees of the Company and are compensated by other sources.

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

Name of Beneficial Owner(1)(2)     Number of Shares           Percent of Class
------------------------           ----------------           ----------------

Genesis ElderCare Corp.                   100                       100%

---------------------
(1) None of the current directors or executive officers of the Company beneficially own stock of the Company.
(2) None of the persons named in the Summary Compensation beneficially own stock of the Company.

Item 13. Certain Relationships and Related Transactions.

In connection with the Merger, Multicare and Genesis entered into the Management Agreement pursuant to which Genesis manages the Company's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into the Therapy Sale Agreement with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment and the Pharmacy Sale Agreement with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment.

In connection with the Merger, Genesis acquired from certain former stockholders of the Company the land and buildings of an eldercare facility located in New London, Connecticut, for a purchase price of $8.4 million. The Company's operating subsidiary that leases the facility pays annual rent to Genesis of $725,000.

Genesis sponsored the formation of ElderTrust ("ETT"), a Maryland real estate investment trust. Michael R. Walker, Chairman and Chief Executive Officer of the Company and Genesis is Chairman of ETT. In February 1998 ETT made term loans to the Company with respect to the lease-up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable). The Company guaranteed 20% of the principal amount of these term loans.

In February 1998 ElderTrust ("ETT") made term loans to subsidiaries of the Company with respect to the lease up of three assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a.)   1.    Financial Statements
                      Independent Auditors' Report
                      Consolidated Balance Sheets as of September 30, 1997 and
                        1998
                      Consolidated Statements of Operations for the year ended
                        December 31, 1996, the nine months ended September 30, 1996 (unaudited) and 1997 and the fiscal year ended September 30, 1997 (unaudited) and 1998.
                      Consolidated Statements of Stockholders' Equity for the
                        year ended December 31, 1996, the nine months ended September 30, 1997 and the fiscal year ended September 30, 1998
                      Consolidated Statements of Cash Flows for the year ended
                        December 31, 1996, the nine months ended September 30, 1996 (unaudited) and 1997 and the fiscal year ended September 30, 1997 (unaudited) and 1998
                      Notes to Consolidated Financial Statements

                2.    Financial Statement Schedules
                      Schedule II - Valuation and Qualifying Accounts for the
                        year ended December 31, 1996, the nine months ended September 30, 1997 and the fiscal year ended September 30, 1998

                3.    Exhibits

                      Exhibit
                      No.                                Description
                      -------                            -----------
                      (1)   2       Reorganization and Subscription Agreement, dated as of August 21, 1992, among The Multicare Companies, Inc., Daniel E. Straus, Moshael J. Straus,
                                    Adina S. Rubin and Bethia S. Quintas
                      (2)   3.1     Restated Certificate of Incorporation of The Multicare Companies, Inc.
                            3.2     Certificate of Amendment of Restated Certificate of Incorporation of The Multicare
                                    Companies, Inc.
                      (2)   3.3     By-laws of The Multicare Companies, Inc.
                      (1)   4.1     Indenture for Senior Subordinated Notes
                      (5)   4.2     Fiscal Agency Agreement for Subordinated Convertible Debentures
                      (1)   10.1    Lease, dated July 29, 1986, between Jackson Health Care Associates and Health Resources of
                                    Jackson, Inc.
                      (4)   10.2    First Amendment Agreement dated as of October 19, 1995 among The Multicare Companies, Inc.,
                                    Subsidiary Co-Borrowers, Subsidiary Guarantors, and The Chase Manhattan Bank, N.A.

                                       52

                      (5)   10.3    Amended and Restated Credit Agreement dated as of March 31, 1995 among The Multicare Companies,
                                    Inc., Subsidiary Co-Borrowers, Subsidiary Guarantors and The Chase Manhattan Bank, N.A.
                      (5)   10.4    Loan Agreement dated October 13, 1992 between Meditrust Mortgage Investments, Inc. and various
                                    Glenmark entities
                      (5)   10.5    First Amendment to Loan Agreement dated as of November 30, 1995
                      (5)   10.6    Intercreditor Agreement dated December 1, 1995 between The Chase Manhattan Bank, N.A.,
                                    Meditrust Mortgage Investments, Inc. and Meditrust of West Virginia, Inc.
                      (5)   10.7    Second Amendment to Loan Agreement entered into effective as of November 30, 1995
                      (5)   10.8    Agreement and Plan of Merger Among HRWV, Inc., Glenmark Associates, Inc., Glenmark Holding
                                    Company Limited Partnership, Mark R. Nesselroad and Glenn T. Adrian
                      (5)   10.9    Second Amendment Agreement dated as of February 22, 1996 among The Multicare Companies, Inc.
                                    Subsidiary Co-Borrowers, Subsidiary Guarantors, the Banks Signatory hereto, and The Chase
                                    Manhattan Bank, N.A., as Agent
                      (6)   10.10   Agreement and Plan of Merger, dated as of January 15, 1996, among The Multicare Companies, Inc.,
                                    CHG Acquisition Corp., and Concord Health Group, Inc.
                      (7)   10.11   Second Amended and Restated Credit Agreement, dated as of May 22, 1996, among The Multicare
                                    Companies, Inc., the Subsidiary Co-Borrowers, the Subsidiary Guarantors, the Banks Signatory
                                    thereto and The Chase Manhattan Bank, N.A., as Agent
                      (7)   10.12   Acquisition Agreement, dated as of June 17, 1996, by and among AoDoS/Multicare, Inc. and Alan D.
                                    Solomont, David Solomont, Ahron M. Solomont, Jay H. Solomont, David Solomont, Susan S. Bailis
                                    and the Seller Entities signatory thereto (the "AoDoS Acquisition Agreement")
                      (7)   10.13   Amendment No. 1, dated August 12, 1996, to the AoDoS Acquisition Agreement"
                      (8)   10.14   Amendment No. 2, dated as of September 25, 1996 to the AoDoS Acquisition Agreement.
                      (8)   10.15   Amendment No. 3, dated as of October 29, 1996 to the AoDoS Acquisition Agreement.
                      (8)   10.16   Amendment No. 4, dated as of December 11, 1996 to the AoDoS Acquisition Agreement.
                      (8)   10.17   Third Amended and Restated Credit Agreement dated as of December 11, 1996 among The Multicare
                                    Companies, Inc. and certain of its Subsidiaries, and NationsBank, N.A. as Administrative Agent.
                      (8)   10.18   Master Lease, Open End Mortgage and Purchase Option dated as of December 11, 1996 among Academy
                                    Nursing Home, Inc., Nursing and Retirement Center of the Andovers, Inc., Prescott Nursing Home,
                                    Inc., Willow Manor Nursing Home, Inc., and AoDoS/Multicare, Inc.
                      (8)   10.19   Appendix A to Participation Agreement, Master Lease, Supplements, Loan Agreement, and Lease
                                    Facility Mortgages.
                      (8)   10.20   Participation Agreement, dated as of December 11, 1996 among The Multicare Companies, Inc., as
                                    Guarantor, Various Subsidiaries of The Multicare Companies, Inc. as Lessees, Selco Service
                                    Corporation, as Lessor, Various Financial Institutions as Tranche B Lenders, Nationsbank, N.A.,
                                    as Lease Agent for the Lenders, and Nationsbank, N.A., as Collateral Agent for the Secured
                                    Parties.
                      (9)   10.21   Amendment, dated July 19, 1996, to Agreement and Plan of Merger among HRWV, Inc., Glenmark
                                    Associates, Inc., Glenmark Holding Company Limited Partnership, Mark R. Nesselroad and Glenn T.
                                    Adrian.

                      (10) 10.22    Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis
                                    ElderCare Acquisition Corp., Genesis Health Ventures, Inc. and The Multicare Companies, Inc.
                      (11) 10.23    Third Amended and Restated Credit Agreement dated October 9, 1997 to Genesis Health Ventures,
                                    Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.
                      (12) 10.24    Credit Agreement dated October 14, 1997 to The Multicare Companies, Inc. from Mellon Bank, N.A.,
                                    Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.
                      (12) 10.25    Management Agreement dated October 9, 1997 among The Multicare Companies, Inc., Genesis Health
                                    Ventures, Inc. and Genesis ElderCare Network Services, Inc.
                      (11) 10.26    Stockholders' Agreement dated October 9, 1997 among Genesis ElderCare Corp., The Cypress Group
                                    L.L.C., TPG Partners II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.
                      (11) 10.27    Put/Call Agreement dated October 9, 1997 among The Cypress Group L.L.C., TPG Partners II, L.P.,
                                    Nazem, Inc. and Genesis Health Ventures, Inc.
                      (12) 10.28   Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc., The Multica
                                    Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment
                                    and Supply, Inc., Institutional Health Care Services, Inc., Care4, L.P., Concord Pharmacy
                                    Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.
                      (12) 10.29   Asset Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc., The
                                    Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc.,
                                    Progressive Rehabilitation Centers, Inc. and Total Rehabilitation Center, L.L.C.
                            11      Statement re: Computation of Earnings Per Share
                            21      Subsidiaries of the Registrant
                            27      Financial Data Schedule

------------------------------
(1) Incorporated by reference from Registration Statement No. 33-51176 on Form S-1 effective November 18, 1992.
(2) Incorporated by reference from Registration Statement No. 33-65444 on Form S-1 effective August 18, 1993.
(3) Incorporated by reference from Registration Statement No. 33-79298 effective June 22, 1994.
(4) Incorporated by reference from Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
(5) Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1995.
(6) Incorporated by reference from the Tender Offer Statement on Schedule 14D-1 of CHG Acquisition Corp., and The Multicare Companies, Inc., dated January 22, 1996.
(7) Incorporated by Reference from Registration Statement No. 333-12819 on Form S-3 effective October 24, 1996.
(8) Incorporated by reference from Current Report on Form 8-K, dated December 26, 1996.
(9) Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1996.
(10) Incorporated by reference to the Tender Offer on Schedule 14D-1 filed by Genesis ElderCare Acquisition Corp. on June 20, 1997.
(11) Incorporated by reference to Amendment No.7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20,1997.
(12) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 9, 1997.

                          Independent Auditors' Report


The Board of Directors
The Multicare Companies, Inc.:


Under date of November 23, 1998, we reported on the consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996, the nine month period ended September 30, 1997, and the year ended September 30, 1998 as contained in The Multicare Companies, Inc. annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
November 23, 1998

                                                                     SCHEDULE II



                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                             Year ended December 31,
                        1996 the nine month period ended
                             September 30, 1997, and
                          Year ended September 30, 1998

                                 (In thousands)



                                        Balance at    Charged to     Charged to                  Disposition      Balance
                                       beginning of    costs and   other accounts  Deductions        of           at end
           Classifications                period       expenses          (1)           (2)         Business      of period
                                       -------------- ------------ -------------- ------------- ------------- ---------------
Year ended September 30, 1998:
     Allowance for doubtful accounts     $ 11,069        4,702          533          5,100         1,124           10,080
                                         ========        =====        =====          =====         =====           ======

Nine Months ended September 30, 1997
     Allowance for doubtful accounts     $ 11,531        3,521          125          4,108            --           11,069
                                         ========        =====        =====          =====         =====           ======

Year ended December 31, 1996:
     Allowance for doubtful accounts     $  5,241        4,760        2,502            972            --           11,531
                                         ========        =====        =====          =====         =====           ======





--------------------------------------------------------------------------------

(1) Represents amounts related to acquisitions
(2) Represents amounts writtenoff as uncollectible

                                 Signature Page

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Multicare Companies, Inc.

                                    By:          MICHAEL R. WALKER
                                       --------------------------------------
                                        Chairman and Chief Executive Officer
December 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                                 Title                                  Date
                ---------                                 -----                                  ----
                                                   Chairman of the Board,
/S/          MICHAEL R. WALKER                     Chief Executive Officer                December 23, 1998
------------------------------------------         and Director (Principal
            Michael R. Walker                      Executive Officer)


                                                   Senior Vice President,
/S/         GEORGE V. HAGER, JR.                   Chief Financial Officer                December 23, 1998
------------------------------------------         (Principal Accounting
          George V. Hager, Jr.                     Officer)


/S/         JAMES L. SINGLETON                     Vice President,                        December 23, 1998
------------------------------------------         Assistant Secretary and
           James L. Singleton                      Director


/S/           JAMES G. COULTER                     Vice President,                        December 23, 1998
------------------------------------------         Assistant Secretary and
            James G. Coulter                       Director


/S/          JONATHAN J. COSLET                    Director                               December 23, 1998
------------------------------------------
           Jonathan J. Coslet


/S/         RICHARD R. HOWARD                     Director                                December 23, 1998
------------------------------------------
           Richard. R. Howard


/S/           KARL I. PETERSON                     Director                               December 23, 1998
------------------------------------------
            Karl J. Peterson


/S/          WILLIAM L. SPIEGEL                    Director                               December 23, 1998
------------------------------------------
           William L. Spiegel


/S/             JAMES A. STERN                     Director                               December 23, 1998
------------------------------------------
             James A. Stern
