Form 10-Q
period 1998-12-31
MULTICARE COMPANIES INC
filed 1999-02-16
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from __________________ to __________________


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

                                YES  [x]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                                Outstanding at February 12, 1999
-----------------------------                   --------------------------------
Common Stock ($.01 Par Value)                                   100

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                                Table of Contents
                                -----------------

                                                                                     Page
                                                                                     ----
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS .............................1


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  December 31, 1998 (Unaudited) and September 30, 1998 ................2

                  Consolidated Statements of Operations
                  Three months ended December 31, 1998 and 1997 (Unaudited) ...........3

                  Consolidated Statements of Cash Flows
                  Three months ended December 31, 1998 and 1997 (Unaudited) ...........4

                  Notes to Consolidated Financial Statements ........................5-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ....................................... 8-15

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk ........16


Part II: OTHER INFORMATION ...........................................................17

         SIGNATURES ..................................................................18


                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicaid and Medicare programs and the Company's ability to meet its liquidity needs and control costs, certain statements in "Qualitative and Quantitative Disclosures about Market Risk", certain statements in Notes to Unaudited Condensed Consolidated Financial Statements, such as certain Pro Forma Financial Information; and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

1. Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, implementation of the Medicare prospective payment system and consolidated billing and other changes in applicable government regulations that might affect the profitability of the Company.

2. The Company's substantial indebtedness and significant debt service obligations.

3. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

4. The Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and, in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees.

5. The occurrence of changes in the mix of payment sources utilized by the Company's customers to pay for the Company's services.

6. The adoption of cost containment measures by private pay sources such as commercial insurers and managed care organizations, as well as efforts by governmental reimbursement sources to impose cost containment measures.

7. The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home health care and changes in the regulatory system, such as changes in certificate of need laws in the states in which the Company operates or anticipates operating in the future that facilitate such competition.

8. The Company's ability to identify suitable acquisition candidates, to consummate or complete development projects, or to profitably operate or successfully integrate enterprises into the Company's other operations.

9. The Company and its payors' and suppliers ability to implement a Year 2000 readiness program.

These and other factors have been discussed in more detail in the Company's periodic reports, including its Annual Report on Form 10-K for the fiscal year ended September 30, 1998

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                   December 31,     September 30,
                                                                       1998             1998
                                                                   ------------     -------------
                                                                   (Unaudited)
                                  Assets
                                  ------
Current Assets:
       Cash and cash equivalents                                   $   10,384       $   11,344
       Accounts receivable, net                                       123,388          114,210
       Prepaid expenses and other current assets                       19,148           16,208
       Deferred taxes - current portion                                 1,702            2,117
                                                                   ----------       ----------
                Total current assets                                  154,622          143,879
                                                                   ----------       ----------
Property, plant and equipment, net                                    718,920          719,112

Goodwill, net                                                         779,766          778,231
Other assets                                                           57,966           57,733
                                                                   ----------       ----------
                                                                   $1,711,274       $1,698,955
                                                                   ==========       ==========

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Current Liabilities:
       Accounts payable                                            $   33,923       $   30,188
       Accrued liabilities                                             56,996           60,226
       Current portion of long-term debt                               31,673           30,647
                                                                   ----------       ----------
                Total current liabilities                             122,592          121,061
                                                                   ----------       ----------

Long-term debt                                                        735,522          725,194
Deferred taxes                                                        104,718          105,023
Due to Genesis Health Ventures, Inc. and other liabilities             17,782           14,439

Stockholders' Equity:
       Common stock, par value $.01, 100 shares authorized
         100 shares issued and outstanding                                ---              ---
       Additional paid-in-capital                                     733,000          733,000
       Retained earnings (deficit)                                    (2,340)              238
                                                                   ----------       ----------
                Total stockholders' equity                            730,660          733,238
                                                                   ----------       ----------
                                                                   $1,711,274       $1,698,955
                                                                   ==========       ==========


          See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                 (In thousands)



                                                         Three Months Ended
                                                             December 31,
                                                         --------------------
                                                         1998            1997
                                                         ----            ----

Net revenues                                           $168,484        $185,778

Expenses:
    Operating expense                                   129,812         141,343
    Management fee                                       10,051          11,645
    Depreciation and amortization                        11,281          11,784
    Lease expense                                         3,124           3,443
    Interest expense, net                                16,185          14,718
                                                       --------        --------
      Total expenses                                    170,453         182,933
                                                       --------        --------
      Earnings (loss) before income taxes               (1,969)           2,845

Income tax provision                                        609           1,487
                                                       --------        --------
      Net income (loss)                                $(2,578)        $  1,358
                                                       ========        ========



          See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)


                                                                                     Three months ended
                                                                                         December 31,
                                                                                   ---------------------
                                                                                   1998             1997
                                                                                   ----             ----
Cash flows from operating activities:
         Net cash provided by (used in) operating activities                    $ (9,339)      $   12,423

Cash flows from investing activities:
     Capital expenditures                                                         (5,261)         (11,391)
     Other assets and liabilities                                                  2,285          (11,981)
                                                                                --------       ----------
         Net cash used in investing activities                                    (2,976)         (23,372)

Cash flows from financing activities:
     Proceeds from long-term debt                                                 83,705        1,608,675
     Repayments of long-term debt                                                (72,350)        (874,373)
     Equity contribution                                                              --          733,000
     Proceeds from sale of therapy business                                           --           24,000
     Purchase of shares in tender offer                                               --         (921,326)
     Debt and other financing obligation repayments in connection with merger         --         (446,794)
     Severance, option payouts and transaction fees in connection with merger         --          (91,205)
     Debt issuance costs                                                              --          (21,582)
                                                                                --------       ----------
         Net cash provided by financing activities                                11,355           10,395
                                                                                --------       ----------

         Decrease in cash and cash equivalents                                      (960)            (554)

Cash and cash equivalents at beginning of period                                  11,344            2,118
                                                                                --------       ----------
Cash and cash equivalents at end of period                                      $ 10,384       $    1,564
                                                                                ========       ==========



          See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1998

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

         The financial information as of December 31, 1998, and for the three months ended December 31, 1998 and 1997, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1998 and the operating results for the three months ended December 31, 1998 and 1997 and the cash flows for the three months ended December 31, 1998 and 1997. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued.


(2)      Tender Offer and Merger and Recent Acquisitions, Continued

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

         Genesis ElderCare Corp. (the "Multicare Parent") paid approximately $1,492,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $733,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000, $199,500 and $10,500, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000 and (ii) $246,800 from the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

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

(2)      Tender Offer and Merger and Recent Acquisitions, Continued

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

         The following 1998 pro forma financial information has been prepared as if the Pharmacy Sale had been completed on October 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of the respective periods presented.

                                                          Three months ended
                                                              December 31,
                                                                  1997
                                                          ------------------
                 Net revenues                                  $166,036
                 Income before income taxes                       1,764
                 Net income                                    $    847

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

Upon consummation of the Merger, the Company and Genesis entered into the Management Agreement pursuant to which Genesis manages the Company's operations. Under Genesis' management, the Company's strategy is to integrate the talents of case managers, comprehensive discharge planning and, to provide cost effective care management to achieve superior outcomes and return the Company's customers to the community. Genesis' management believes that achieving improved customer outcomes will result in increased utilization of specialty medical services and a broader base of repeat customers in the Company's network. Moreover, the Company believes that this strategy will lead to a high quality payor mix and continued high levels of occupancy. Genesis' management also will focus on the revenue and cost opportunities presented through the further integration of the Company's acquisitions. It is contemplated that the Company will do little, if any, new acquisitions or new construction after the Merger; accordingly, capital expenditures after the Merger have decreased significantly from historical levels.

The Tender Offer and Merger

On October 9, 1997 Acquisition Corp., Cypress, TPG and Nazem acquired 99.65% of the shares of common stock of Multicare, pursuant to the Tender Offer commenced on June 20, 1997. On October 10, 1997, Genesis ElderCare Corp. completed the Merger of Acquisition Corp. with and into Multicare in accordance with the Merger Agreement. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions.

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

Genesis ElderCare Corp. (the "Multicare Parent") paid approximately $1,492,000,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $733,000,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis Eldercare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and Genesis purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $325,000,000 in consideration for approximately 44% of the common stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $250,000,000 from the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

Results of Operations

Net revenues. Net revenues for the three months ended December 31, 1998 decreased $17.3 million or 9.3% from the same period last year to $168.5 million. The decrease in revenues in the first quarter of fiscal 1999 is comprised of approximately $20.8 million relating to the exclusion of the results of the pharmacy business due to the Pharmacy Sale offset by approximately $3.5 million of internal growth. The internal growth of revenues resulted mainly from increases in payor rates and development and opening of additional beds.

The average rate per patient day increased $2 per day from the same period last year. The Company's quality mix of private, Medicare and insurance patient days was 41.4% of patient days for the three months ended December 31, 1998 compared to 43.6% in the similar period of last year. Occupancy rates were 91.1% for the three months ended December 31, 1998 compared to 92.0% in the similar period of last year.

Operating Expense. Operating expenses for the three months ended December 31, 1998 decreased $11.5 million or 8.2% from the comparable period last year to $129.8 million. A decrease of $16.3 million relates to the exclusion of results for the pharmacy businesses due to the Pharmacy Sale. The offsetting increase resulted primarily from higher salaries, wages and benefits and expanded nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care. Facility operating margins were 23.0% and 23.9% for the three months ended December 31, 1998 and 1997, respectively.

Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary (as defined by the Management Agreement) sales and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees decreased by $1.6 million or 14% to $10.1 million, due to the exclusion of the results of the pharmacy business due to the Pharmacy Sale.

Lease Expense. Lease expense for the three months ended December 31, 1998 decreased 9.3% to $3.1 million. The decrease relates to the sale of certain leased facilities in connection with the Pharmacy Sale.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended December 31, 1998 decreased $0.5 or 4.3% from the prior period to $11.3 million. Depreciation decreased due to the sale of certain plant, property, and equipment in connection with the Pharmacy Sale.

Interest Expense, net. Interest expense, net for the three months ended December 31, 1998 increased $1.5 million or 10% to $16.2 million from the same period in the prior year. The increase is due to the increase in average debt balance of approximately $58 million in the current year period over the prior period. This is due in part to incremental borrowings incurred to finance the Merger which was not outstanding for the entire prior quarter.

Income Tax Expense. The provision for income taxes decreased by $0.9 million to $0.6 million due to lower anticipated pre-tax earnings in the current year. The majority of the tax provision relates to non-deductible goodwill amortization resulting from the Merger which is partially offset in the current year by a tax benefit related to the loss before income taxes.

Liquidity and Capital Resources

The Company maintains adequate working capital from operating cash flows and lines of credit for continuing operations, debt service, and anticipated capital expenditures. At December 31, 1998 and September 30, 1998, the Company had working capital of $32.0 and $22.8 million, respectively.

Cash flow used in operations was $9.3 million for the three months ended December 31, 1998 compared to cash flow provided by operations of $12.4 million in the prior period. Net accounts receivable at December 31, 1998 were $123.4 million compared to $114.2 million as of September 30, 1998. The increase in net accounts receivable is attributable to the timing of third-party interim and settlement payments and the utilization of specialty medical services for higher acuity level patients. Legislative and regulatory action and government budgetary constraints will change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

In connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525 million, in the aggregate (collectively, the "Senior Facilities"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agent (the "Administrative Agent"), pursuant to a certain credit agreement (the "Long Term Credit Agreement") dated as of October 14, 1997. The Senior Facilities were provided for the purpose of (i) refinancing certain short term facilities in the aggregate principal amount of $431.6 million which were funded on October 9, 1997 to acquire the Shares in the Tender Offer, refinance certain indebtedness of Multicare (including the Company's bank credit and lease facilities with NationsBank, N.A. the Company's 7% Convertible Subordinated Debentures and the Company's 12.5% Senior Subordinated Notes) and pay fees and expenses related to the transactions, (ii) funding interest and principal payments on such facilities and on certain remaining indebtedness and
(iii) funding working capital and general corporate purposes.

The Senior Facilities consist of: (1) a $169 million six year term loan (the "Tranche A Term Facility"); (2) a $148.1 million seven year term loan (the "Tranche B Term Facility"); (3) a $49.2 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility") which includes Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger. The Revolving Credit Facility will mature on September 30, 2003. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

The Long Term Credit Agreement contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, prepay debt, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents. In addition, the Long Term Credit Agreement requires that Multicare and its affiliates maintain the Management Agreement as well as comply with certain financial covenants. The Third Amendment to the Credit Facility ("the Amendment"), effective February 12, 1999, made the financial covenants for certain periods less restrictive.

The Senior Facilities are secured by a first priority security interest in all of the (i) stock of Multicare, (ii) stock, partnership interests and other equity of all of Multicare's present and future direct and indirect subsidiaries and (iii) intercompany notes among Genesis ElderCare Corp. and any subsidiaries or among any subsidiaries. Loans under the Senior Facilities bear, at Multicare's option, interest at the per annum Prime Rate as announced by the Administrative Agent, or the applicable Adjusted LIBO Rate. Effective with the Amendment on February 12, 1999 the loans under the Tranche A Term Facility bear interest at a rate equal to the Prime Rate plus a margin of .75% or the LIBO Rate plus a margin of 3.0%; loans under the Tranche B Term Facility bear interest at a rate equal to Prime Rate plus 1.5% or LIBO Rate plus a margin of 3.25%; loans under the Tranche C Term Facility bear interest at a rate equal to Prime Rate plus 1.25% or LIBO Rate plus a margin up to 3.5%; loans under the Revolving Credit Facility bear interest at a rate equal to Prime Rate plus .75% or LIBO Rate plus a margin up to 3.0%; and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

On August 11, 1997, Acquisition Corp. sold $250 million principal amount of 9% Senior Subordinated Notes due 2007 (the "9% Notes") which were issued pursuant to the Indenture. Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year.

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

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1.992 million and (ii) four percent of Multicare's consolidated net revenues for such month, is subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. At December 31, 1998 $17.4 million is subordinated and due to Genesis. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

On October 10, 1997, Genesis entered into the Therapy Sale pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24 million, subject to adjustment.

On October 10, 1997, Genesis and one of its wholly-owned subsidiaries entered into the Pharmacy Sale pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that were engaged in the business of providing institutional pharmacy services to third parties for $50 million, subject to adjustment (the "Pharmacy Sale"). The Company completed the Pharmacy Sale effective January 1, 1998.

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

Pursuant to the Balanced Budget Act of 1997 (the "Balanced Budget Act") commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the Resource Utilization Group ("RUG"). In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific-rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

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

Based upon assumptions, the Company estimates that the adverse revenue impact of PPS in Fiscal 1999 will be approximately $18 million. The Company estimates that the adverse revenue impact of PPS will be approximately an additional $13 million in Fiscal 2000 and an additional $5 million in each of Fiscal 2001 and 2002. The majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on the Company's earnings in Fiscal 1999 will depend on many variables which can not be quantified at this time, including regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, and ability to reduce costs.

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

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At January 31, 1999, approximately $97.3 million was outstanding under the Senior facilities, and approximately $21.8 million was available under the credit facilities after giving effect to approximately $5.8 million in outstanding letters of credit issued under the credit facilities.

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

The Company's Year 2000 compliance work is being performed and paid for by Genesis, manager of the Company's operations under the terms of a long-term management agreement. Genesis is in the process of conducting an inventory, assessment and remediation of its information technology ("IT") systems, equipment and non-IT systems and equipment (embedded technology). It has completed approximately 70% of its internal inventory and approximately 30% of its assessment of the systems and equipment of critical suppliers and other third parties.

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

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997 or the Company's fiscal year ending September 30, 1999. The Company plans to adopt this accounting standard as required. The adoption of this standard will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of SOP 98-5 will result in a change of approximately $2.1 million net of tax which will be recorded as a cumulative effect of a change in accounting principle.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 1999. The Company intends to adopt this accounting standard as required, in the fourth quarter of fiscal 1999. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The Libor rate as of December 31, 1998 was 5.4%. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at December 31, 1998 is approximately $3,668,000. The fair value of the Company's debt, based on quoted market prices or current rates for similar instruments with same maturities was approximately $755,747,000 and $743,332,000 December 31, 1998 and September 30, 1998, respectively. The table below represents the contractual or notional balances of the Company's fixed rate and market sensitive instruments at expected maturity dates and the weighted average interest rates.


Liabilities
--------------------------------------------------------------------------------------------------------------------------
                                                                   Expected Maturity
                                 1999         2000         2001         2002          2003       Thereafter      Total
--------------------------------------------------------------------------------------------------------------------------
Long Term Debt:
   Fixed Rate                    $673         $722        $20,278      $13,783      $250,771       $30,243     $316,470
   Average Interest Rate         9.1%         9.1%         9.1%         9.0%          9.0%          9.4%         9.1%

   Variable Rate                $31,000      $35,000      $39,000      $42,000      $151,225      $152,500     $450,725
   Average Interest Rate      Libor +2.6%  Libor +2.6%  Libor +2.6%  Libor +2.6%   Libor +2.6%   Libor +2.7%  Libor + 2.6%
--------------------------------------------------------------------------------------------------------------------------



Interest Rate Derivatives
--------------------------------------------------------------------------------------------------------------------------
                                                                   Expected Maturity
                                 1999         2000         2001         2002          2003       Thereafter      Total
--------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps:
Variable to Fixed                                                     $100,000                                 $100,000
   Average Fixed Pay Rate                                               5.6%                                     5.6%
   Average Variable Rate                                                Libor                                    Libor
--------------------------------------------------------------------------------------------------------------------------


                           PART II: OTHER INFORMATION



Item 1.  Legal Proceedings.  Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds.  Not Applicable.

Item 3.  Defaults Upon Senior Securities.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.  Other Information.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                Exhibit No.             Description
                -----------             -----------
                  10.1                  Amendment No. 1 to Credit Agreement,
                                        October 14, 1997 Multicare Inc. from
                                        Mellon Bank, N.A., Citicorp. USA Inc.,
                                        First Union Bank and NationBank, N.A.
                  10.2                  Amendment No. 2  to Credit Agreement,
                                        October 14, 1997 Multicare Inc. from
                                        Mellon Bank, N.A., Citicorp. USA Inc.,
                                        First Union Bank and NationBank, N.A.
                  10.3                  Amendment No. 3 to Credit Agreement,
                                        October 14, 1997 Multicare Inc. from
                                        Mellon Bank, N.A., Citicorp. USA Inc.,
                                        First Union Bank and NationBank, N.A.
                  27                    Financial Data Schedule.

         (b)    Reports on Form 8-K.  Not Applicable.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE MULTICARE COMPANIES, INC.


Date: February 12, 1999        /S/ George V. Hager, Jr.
                               -------------------------------------------------
                               George V. Hager, Jr.
                               Senior Vice President and Chief Financial Officer