Form 10-Q
period 1999-03-31
MULTICARE COMPANIES INC
filed 1999-05-17
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

 (    )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


         For the transition period from _________________ to ___________________


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

                               YES [x]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                               Outstanding at May 17, 1999
-----------------------------                    ---------------------------
Common Stock ($.01 Par Value)                              100

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                                Table of Contents

                                                                            Page
                                                                            ----
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS......................1


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  March 31, 1999 (Unaudited) and September 30, 1998............2

                  Consolidated Statements of Operations
                  Three months ended March 31, 1999 and 1998 (Unaudited).......3

                  Consolidated Statements of Cash Flows
                  Six months ended March 31, 1999 and 1998 (Unaudited).........4

                  Notes to Consolidated Financial Statements ................5-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................8-16

         Item 3.   Quantitative and Qualitative Disclosures about Market
                   Risk.......................................................17


Part II: OTHER INFORMATION ...................................................18

         SIGNATURES ..........................................................19

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

3. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth.

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

These and other factors have been discussed in more detail in the Company's periodic reports, including its Annual Report on Form 10-K as amended for the fiscal year ended September 30, 1998

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                                   March 31,         September 30,
                                                                                     1999                1998
                                                                                  -----------        -------------
                                                                                  (Unaudited)
                                  Assets
Current Assets:
       Cash and cash equivalents                                                   $    4,091           $   11,344
       Accounts receivable, net                                                       125,750              114,210
       Prepaid expenses and other current assets                                       16,645               16,208
       Deferred taxes - current portion                                                 2,027                2,117
                                                                                   ----------           ----------
                Total current assets                                                  148,513              143,879
                                                                                   ----------           ----------

Property, plant and equipment, net                                                    716,588              719,112

Goodwill, net                                                                         774,736              778,231
Other assets                                                                           59,415               57,733
                                                                                   ----------           ----------
                                                                                   $1,699,252           $1,698,955
                                                                                   ==========           ==========

                   Liabilities and Stockholders' Equity

Current Liabilities:
       Accounts payable                                                             $  28,453           $   30,188
       Accrued liabilities                                                             44,076               60,226
       Current portion of long-term debt                                               32,675               30,647
                                                                                   ----------           ----------
                Total current liabilities                                             105,204              121,061
                                                                                   ----------           ----------

Long-term debt                                                                        747,700              725,194
Deferred taxes                                                                        104,926              105,023
Due to Genesis Health Ventures, Inc. and other liabilities                             20,919
                                                                                                            14,439

Stockholders' Equity:
       Common stock, par value $.01, 100 shares authorized
         100 shares issued and outstanding                                                 --                   --
       Additional paid-in-capital                                                     733,000              733,000
       Retained earnings (deficit)                                                    (12,497)                 238
                                                                                   ----------           ----------
                Total stockholders' equity                                            720,503              733,238
                                                                                   ----------           ----------
                                                                                   $1,699,252           $1,698,955
                                                                                   ==========           ==========

          See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                 (In thousands)


                                                             Three Months Ended                Six Months Ended
                                                                  March 31,                        March 31,
                                                            ---------------------            --------------------
                                                            1999             1998            1999            1998
                                                            ----             ----            ----            ----
Net revenues                                             $  154,725         170,164         323,209       $ 355,942

Expenses:
    Operating expense                                       127,541         127,777         257,353         269,120
    Management fee                                            9,278          10,210          19,329          21,855
    Depreciation and amortization                            11,310          11,090          22,591          22,874
    Lease expense                                             3,330           3,246           6,454           6,689
    Interest expense, net                                    16,227          14,994          32,412          29,712
                                                         ----------         -------         -------       ---------
      Total expenses                                        167,686         167,317         338,139         350,250
                                                         ----------         -------         -------       ---------

      Earnings (loss) before income taxes                   (12,961)          2,847         (14,930)          5,692

Income tax provision (benefit)                               (2,804)          1,480          (2,195)          2,967
                                                         ----------         -------         -------       ---------

      Net income (loss)                                  $  (10,157)          1,367         (12,735)      $   2,725
                                                         ==========         =======         =======       =========

         See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)

                                                                                                Six months ended
                                                                                                    March 31,
                                                                                             -----------------------
                                                                                              1999             1998
                                                                                              ----             ----
Cash flows from operating activities:
         Net cash provided by (used in) operating activities                               $ (26,551)      $    3,856

Cash flows from investing activities:
     Capital expenditures                                                                     (8,396)         (18,683)
     Other assets and liabilities                                                              4,548          (18,154)
                                                                                           ---------       ----------
         Net cash used in investing activities                                                (3,848)         (36,837)

Cash flows from financing activities:
     Proceeds from long-term debt                                                            229,900        1,698,832
     Repayments of long-term debt                                                           (205,367)        (984,370)
     Equity contribution                                                                          --          745,000
     Proceeds from sale of pharmacy business                                                      --           50,000
     Proceeds from sale of therapy business                                                       --           24,000
     Purchase of shares in tender offer                                                           --         (921,326)
     Debt and other financing obligation repayments in connection with merger                     --         (452,223)
     Severance, option payouts and transaction fees in connection with merger                     --         (104,851)
     Debt issuance costs                                                                      (1,387)         (21,582)
                                                                                           ---------       ----------
         Net cash provided by financing activities                                            23,146           33,480
                                                                                           ---------       ----------

         Increase (Decrease) in cash and cash equivalents                                     (7,253)             499

Cash and cash equivalents at beginning of period                                              11,344            2,118
                                                                                           ---------       ----------
Cash and cash equivalents at end of period                                                 $   4,091       $    2,617
                                                                                           =========       ==========

         See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

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

         The financial information as of March 31, 1999, and for the three and six months ended March 31, 1999 and 1998, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999 and the operating results for the three and six months ended March 31, 1999 and 1998 and the cash flows for the six months ended March 31, 1999 and 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

                                                               Six months ended
                                                                   March 31,
                                                                     1998
                                                               ----------------
                     Net revenues                                  $336,200
                     Income before income taxes                       4,608
                     Net income                                    $  2,221

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

In connection with the Merger, Multicare and Genesis entered into the Management Agreement pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 million in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into Therapy Sale Agreement with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment and Pharmacy Sale Agreement with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment. The Company completed the Therapy Sale and the Pharmacy Sale effective October 1, 1997 and January 1, 1998, respectively.

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

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months ended March 31, 1998

Net revenues. Net revenues for the three months ended March 31, 1999 decreased $15.4 million or 9.1% from the same period last year to $154.7 million. The decrease in revenues for the three months ended March 31, 1999 was due in part to the implementation of the Medicare Prospective Payment System ("PPS") which caused a Medicare rate dilution of $11.7 million as compared to the three months ended March 31, 1998. The remainder of the decrease is principally caused by a deterioration of quality mix. The average rate per Medicare patient day decreased $103 per day from the prior quarter ended March 31, 1998. The Company's quality mix of private, Medicare and insurance patient days was 40.6% of patient days for the three months ended March 31, 1999 compared to 44.7% in the similar period of last year. Occupancy rates were 90.5% and 91.1% for the three months ended March 31, 1999 and 1998, respectively.

Operating Expense. Operating expenses for the three months ended March 31, 1999 decreased $0.2 million from the comparable period last year to $127.5 million. For the three months ended March 31, 1999, a decline in ancillary expenses of $2.20 per patient day was offset by increases in salaries, wages and benefits and expanded nursing staffing levels to support higher patient acuities. Facility operating margins were 17.6% and 24.9% for the three months ended March 31, 1999 and 1998, respectively.

Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary sales (as defined by the Management Agreement) and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees decreased by $0.9 million or 9.1% to 9.3 million for the three months ended March 31, 1999 due to the decline in revenue.

Lease Expense. Lease expense of $3.3 million and $3.2 million for the three months ended March 31, 1999 and 1998, respectively, was relatively unchanged.

Depreciation and Amortization. Depreciation and amortization expense of $11.3 million and $11.1 million for the three months ended March 31, 1999 and March 31, 1998 remained relatively unchanged.

Interest Expense, net. Interest expense, net for the three months ended March 31, 1999 increased $1.2 million or 8.2% to $16.2 million from the same period in the prior year. The increase is due to the increase in average debt balance in the current year period over the prior period. This is due in part to incremental borrowings incurred to finance the Merger which was not outstanding for the entire prior period.

Income Tax Expense. The provision for income taxes for the three months ended March 31, 1999 decreased by $4.3 million to a benefit of $2.8 million. The tax benefit related to the loss before income taxes is partially offset by a provision related to non-deductible goodwill amortization resulting from the Merger.


Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Net revenues. Net revenues for the six months ended March 31, 1999 decreased $32.7 million or 9.2% from the same period in last year to $323.2 million. The decrease in revenues for the six month period ended March 31, 1999 is comprised of approximately $20.8 million relating to the exclusion of the results of the pharmacy business due to the Pharmacy Sale and $11.6 million due to Medicare rate dilution. The remainder of the decrease is caused by a deterioration of quality mix. The average rate per Medicare patient day decreased $53 per day from the six month period ended March 31, 1998. The Company's private, Medicare and insurance patient days was 41.0% of patient days for the six month period ended March 31, 1999 as compared to 44.1% in the similar period of last year. Occupancy rates were 90.8% and 91.6% for the six months ended March 31, 1999 and 1998, respectively.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

Operating Expense. Operating expenses for the six months ended March 31, 1999 decreased $11.8 million or 4.4% from the comparable period last year to $257.4 million. For the six months ended March 31, 1999, a decrease of $16.3 million relates to the exclusion of results for the pharmacy businesses due to the Pharmacy Sale. The offsetting increase resulted primarily from higher salaries, wages and benefits and expanded nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care. Facility operating margins were 20.4% and 24.4% for the six months ended March 31, 1999 and 1998, respectively.

Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary sales (as defined by the Management Agreement) and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees decreased by $2.5 million or 11.6% to $19.3 million for the six months ended March 31, 1999, due to the exclusion of the results of the pharmacy business in connection with the Pharmacy Sale and the overall revenue decline.

Lease Expense. Lease expense for the six months ended March 31, 1999 decreased $0.2 million from the same period last year to $6.5 million. The decrease relates to the sale of certain leased facilities in connection with the Pharmacy Sale.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended March 31, 1999 decreased $0.3 million from the same period last year to $22.6 million. Depreciation decreased due to the sale of certain plant, property, and equipment in connection with the Pharmacy Sale.

Interest Expense, net. Interest expense, net for the six months ended March 31, 1999 increased $2.7 million or 9.1% to $32.4 million from the same period in the prior year. The increase is due to the increase in average debt balance in the current year period over the prior period. This is due in part to incremental borrowings incurred to finance the Merger which was not outstanding for the entire prior period.

Income Tax Expense. The provision for income taxes for the six months ended March 31, 1999 decreased by $5.2 million from the same period last year to a benefit of $2.2 million. The tax benefit related to the loss before income taxes is partially offset by a provision related to non-deductible goodwill amortization resulting from the Merger.

Liquidity and Capital Resources

Operating cash flow will depend upon the Company's ability to effect cost reduction initiatives and to continue to reduce its investment in working capital. The Company maintains adequate working capital from operating cash flows and lines of credit for continuing operations, debt service, and anticipated capital expenditures. At March 31, 1999 and September 30, 1998, the Company had working capital of $43.3 and $22.8 million, respectively.

Cash flow used in operations was $26.6 million for the six months ended March 31, 1999 compared to cash flow provided by operations of $3.9 million in the prior period. The decline in cash flow from operations is primarily attributable to the decrease in revenues due to the implementation of PPS. Net accounts receivable at March 31, 1999 were $125.8 million compared to $114.2 million as of September 30, 1998. The increase in net accounts receivable is attributable to the timing of third-party interim and settlement payments and the utilization of specialty medical services for higher acuity level patients. Legislative and regulatory action and government budgetary constraints will change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


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

The Senior Facilities consist of: (1) a $162.0 million six year term loan (the "Tranche A Term Facility"); (2) a $147.8 million seven year term loan (the "Tranche B Term Facility"); (3) a $49.1 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility"); which includes Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger. The Revolving Credit Facility will mature on September 30, 2003. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

The Long Term Credit Agreement contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, prepay debt, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents. In addition, the Long Term Credit Agreement requires that Multicare and its affiliates maintain the Management Agreement as well as comply with certain financial covenants. The Third Amendment to the Credit Facility, ("the Amendment") dated February 11, 1999, made the financial covenants for certain periods less restrictive and increased the interest rates.

The Senior Facilities are secured by a first priority security interest in all of the (i) stock of Multicare, (ii) stock, partnership interests and other equity of all of Multicare's present and future direct and indirect subsidiaries and (iii) intercompany notes among Genesis ElderCare Corp. and any subsidiaries or among any subsidiaries. Loans under the Senior Facilities bear, at Multicare's option, interest at the per annum Prime Rate as announced by the Administrative Agent, or the applicable Adjusted LIBO Rate. Effective with the Amendment on February 11, 1999 the loans under the Tranche A Term Facility bear interest at a rate equal to the Prime Rate plus a margin of .75% or the LIBO Rate plus a margin of 3.0%; loans under the Tranche B Term Facility bear interest at a rate equal to Prime Rate plus 1.5% or LIBO Rate plus a margin of 3.25%; loans under the Tranche C Term Facility bear interest at a rate equal to Prime Rate plus 1.25% or LIBO Rate plus a margin up to 3.5%; loans under the Revolving Credit Facility bear interest at a rate equal to Prime Rate plus .75% or LIBO Rate plus a margin up to 3.0%; and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced. On August 11, 1997, Acquisition Corp. sold $250 million principal amount of 9% Notes which were issued pursuant to the Indenture. Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year.

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

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


Upon the consummation of the Merger, Multicare assumed all obligations of Acquisition Corp. with respect to and under the 9% Notes and the related Indenture.

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1.992 million and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. At March 31, 1999 $20.5 million is subordinated and due to Genesis. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

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

ETT is obligated to purchase and leaseback the three facilities that secure the term loans being made to the Company, upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to the Company under minimum rent leases. The initial term of any minimum rent lease will be ten years, and the Company will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of (i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or (ii) one-half of the increase in the Consumer Price Index during the immediately preceding year. During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3,000 per residential unit in each assisted living facility covered by a minimum rent lease.

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

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


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

The second quarter of fiscal 1999 is the Company's first quarter fully implemented under PPS. The Company's current Medicare per diem rate will be adjusted during the phase in period during which the Company's rate will be based on a blend of a facility specific rate and on a federal per diem rate. The Company expects its Medicare per diem rated based on current acuity levels and on a non-inflation adjusted basis to be $283 in fiscal year 2000, $269 in fiscal year 2001 and $255 in fiscal year 2002. The actual impact of PPS on the Company's future earnings will depend on many variables which can not be quantified at this time, including regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, and ability to reduce costs.

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

The Balanced Budget Act also repealed the Boren Amendment federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. The Boren Amendment required Medicaid payments to certain health care providers to be reasonable and adequate in order to cover the costs of efficiently and economically operated health care facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on a timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement system for long-term care, including pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

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


Under PPS, the reimbursement for certain speech, occupational, physical and respiratory therapy services provided to nursing facility patients is a component of the total reimbursement to the nursing facility allowed per patient. Medicare reimburses the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Under PPS, a per provider limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services). Additionally, Medicare Part B therapy services are no longer being reimbursed on a cost basis; rather, payment for each service provided is based on fee screen schedules published in November 1998. As a result of the implementation of PPS, the Company has to date experienced a substantial reduction in demand for, and reduced operating margins from, therapy services it provides to third parties, because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At April 30, 1999, approximately $465.8 million was outstanding under the Senior facilities, and approximately $16.3 million was available under the credit facilities after giving effect to approximately $1.7 million in outstanding letters of credit issued under the credit facilities.

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

The Company's Year 2000 compliance work is being performed and paid for by Genesis, manager of the Company's operations under the terms of The Management Agreement. The Company's manager is in the process of conducting an inventory, assessment and remediation of its information technology ("IT") systems, equipment and non-IT systems and equipment (embedded technology). It has completed approximately 70% of its internal inventory and approximately 30% of its assessment of the systems and equipment of critical suppliers and other third parties.

With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") recently concluded that it is highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While the Company does not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. The Company intends to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

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

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of SOP 98-5 will result in a change of approximately $2.6 million net of tax which will be recorded as a cumulative effect of a change in accounting principle.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


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

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the impact of interest rate changes. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at March 31, 1999 is approximately $2,256,000. The fair value of the Company's debt, based on quoted market prices or current rates for similar instruments with same maturities was approximately $694,671,000 and $743,332,000 March 31, 1999 and September 30, 1998, respectively.

                           PART II: OTHER INFORMATION



Item 1.  Legal Proceedings.  Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds.  Not Applicable.

Item 3.  Defaults Upon Senior Securities.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.  Other Information.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                Exhibit No.            Description
                -----------            -----------
                  27                   Financial Data Schedule.

         (b)    Reports on Form 8-K.  Not Applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE MULTICARE COMPANIES, INC.


Date: May 17, 1999              /S/ George V. Hager, Jr.
                            ----------------------------------------------------
                            George V. Hager, Jr.
                            Executive Vice President and Chief Financial Officer