Form 10-Q
period 1999-06-30
MULTICARE COMPANIES INC
filed 1999-08-23
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to ________________


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

                              YES [x]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                                Outstanding at August 11, 1999
-------------------------------                  ------------------------------
Common Stock ($.01 Par Value)                                  100

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                                Table of Contents
                                -----------------

                                                                                            Page
                                                                                            ----
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS..................................  1

Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1999 (Unaudited) and September 30, 1998.......................... 2

                  Consolidated Statements of Operations
                  Three and nine months ended June 30, 1999 and 1998 (Unaudited)...........  3

                  Consolidated Statements of Cash Flows
                  Nine months ended June 30, 1999 and 1998 (Unaudited).....................  4

                  Notes to Consolidated Financial Statements ................................5-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .................................................8-16

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk................17


Part II: OTHER INFORMATION ..................................................................18

         SIGNATURES .........................................................................19


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

                          Item 1. Financial Statements

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                       June 30,           September 30,
                                                                         1999                 1998
                                                                         ----                 ----
                                                                     (Unaudited)
                                  Assets
Current Assets:
       Cash and equivalents                                         $     3,540           $    11,344
       Accounts receivable, net                                         134,223               114,210
       Prepaid expenses and other current assets                         14,941                16,208
       Deferred taxes - current portion                                   2,027                 2,117
                                                                    -----------           -----------
                Total current assets                                    154,731               143,879
                                                                    -----------           -----------
Property, plant and equipment, net                                      714,295               719,112
Goodwill, net                                                           769,636               778,231
Other assets                                                             59,610                57,733
                                                                    -----------           -----------
                                                                    $ 1,698,272           $ 1,698,955
                                                                    ===========           ===========

                   Liabilities and Stockholders' Equity

Current Liabilities:
       Accounts payable                                             $    28,967           $    30,188
       Accrued liabilities                                               50,849                60,226
       Current portion of long-term debt                                 33,687                30,647
                                                                    -----------           -----------
                Total current liabilities                               113,503               121,061
                                                                    -----------           -----------
Long-term debt                                                          743,789               725,194
Deferred taxes                                                          104,926               105,023
Due to Genesis Health Ventures, Inc. and other liabilities               24,060                14,439

Stockholders' Equity:
       Common stock, par value $.01, 100 shares authorized
         100 shares issued and outstanding                                 --                    --
       Additional paid-in-capital                                       733,000               733,000
       Retained earnings (deficit)                                      (21,006)                  238
                                                                    -----------           -----------
                Total stockholders' equity                              711,994               733,238
                                                                    -----------           -----------
                                                                    $ 1,698,272           $ 1,698,955
                                                                    ===========           ===========

          See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                 (In thousands)

                                                             Three Months Ended         Nine Months Ended
                                                                  June 30,                   June 30,
                                                                  --------                   --------
                                                            1999           1998         1999         1998
                                                            ----           ----         ----         ----
Net revenues                                             $ 157,295       170,703      480,504     $ 526,645

Expenses:
    Operating expense                                      127,792       127,305      385,145       396,425
    Management fee                                           9,437        10,242       28,766        32,097
    Depreciation and amortization                           11,412        10,960       34,003        33,834
    Lease expense                                            3,281         3,452        9,735        10,141
    Interest expense, net                                   16,554        15,610       48,966        45,322
                                                         ---------     ---------    ---------     ---------
      Total expenses                                       168,476       167,569      506,615       517,819
                                                         ---------     ---------    ---------     ---------

      Earnings (loss) before income taxes                  (11,181)        3,134      (26,111)        8,826

Income tax provision (benefit)                              (2,672)        1,623       (4,867)        4,590
                                                         ---------     ---------    ---------     ---------

      Net income (loss)                                  $  (8,509)        1,511      (21,244)    $   4,236
                                                         =========     =========    =========     =========



          See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)

                                                                                                Nine months ended
                                                                                                      June 30,
                                                                                                      --------

                                                                                           1999                  1998
                                                                                           ----                  ----
Cash flows from operating activities:
         Net cash provided by (used in) operating activities                           $   (23,133)          $     7,352

Cash flows from investing activities:
     Capital expenditures                                                                  (11,591)              (25,036)
     Other assets and liabilities                                                            6,672               (28,304)
                                                                                       -----------           -----------
         Net cash used in investing activities                                              (4,919)              (53,340)

Cash flows from financing activities:
     Proceeds from long-term debt                                                          298,730             2,190,122
     Repayments of long-term debt                                                         (277,095)           (1,450,628)
     Equity contribution                                                                        --               745,000
     Proceeds from sale of pharmacy business                                                    --                50,000
     Proceeds from sale of therapy business                                                     --                24,000
     Purchase of shares in tender offer                                                         --              (921,326)
     Debt and other financing obligation repayments in connection with merger                   --              (453,725)
     Severance, option payouts and transaction fees in connection with merger                   --              (107,872)
     Debt issuance costs                                                                    (1,387)              (21,582)
                                                                                       -----------           -----------
         Net cash provided by financing activities                                          20,248                53,989
                                                                                       -----------           -----------

         Increase (decrease) in cash and cash equivalents                                   (7,804)                8,001

Cash and equivalents at beginning of period                                                 11,344                 2,118
                                                                                       -----------           -----------
Cash and equivalents at end of period                                                  $     3,540           $    10,119
                                                                                       ===========           ===========




          See accompanying notes to consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

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

         The financial information as of June 30, 1999, and for the three and nine months ended June 30, 1999 and 1998, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999 and the operating results for the three and nine months ended June 30, 1999 and 1998 and the cash flows for the nine months ended June 30, 1999 and 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued.


(2)      Tender Offer and Merger and Recent Acquisitions, Continued

         Genesis earns a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and
         (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 subject to adjustment (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000 (the "Pharmacy Sale"). The Company completed the Therapy Sale and the Pharmacy Sale effective October 1, 1997 and January 1, 1998, respectively.

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

                                                       Nine months ended
                                                            June 30,
                                                             1998
                                                       -----------------
                     Net revenues                          $506,903
                     Income before income taxes               7,742
                     Net income                             $ 3,732


(3)      Subsequent Event

         On August 2, 1999, Genesis reached an agreement in principle with Cypress and TPG to simplify the joint-venture structure of Multicare. Under the agreement in principle, Cypress and TPG will terminate their right to put their 56% equity interest in Multicare to Genesis in exchange for a newly issued convertible preferred stock in Genesis with a $420,000 principal amount, a 5% dividend rate (payable in kind for the first five years) and a conversion price of $8.75 per share. The conversion price represents a 153% premium to the 20 day average trading price of Genesis common stock at the signing of the agreement in principle. The transaction is subject to, among other things, regulatory approval, definitive documentation and Genesis shareholder approval. There can be no assurances that Genesis will be able to satisfy the conditions of the proposed transaction.

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

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

On August 2, 1999, Genesis reached an agreement in principle with Cypress and TPG to simplify the joint-venture structure of Multicare. Under the agreement in principle, Cypress and TPG will terminate their right to put their 56% equity interest in Multicare to Genesis in exchange for a newly issued convertible preferred stock in Genesis with a $420,000 principal amount, a 5% dividend rate (payable in kind for the first five years) and a conversion price of $8.75 per share. The conversion price represents a 153% premium to the 20 day average trading price of Genesis common stock at the signing of the agreement in principle. The transaction is subject to, among other things, regulatory approval, definitive documentation and Genesis shareholder approval. There can be no assurances that Genesis will be able to satisfy the conditions of the proposed transaction.



Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months ended June 30, 1998

Net revenues. Net revenues for the three months ended June 30, 1999 decreased $13.4 million or 7.9% from the same period last year to $157.3 million. The decrease in revenues for the three months ended June 30, 1999, the second quarter under the new Medicare Prospective Payment system ("PPS"), was caused principally by Medicare rate dilution of $10.6 million as compared to the three months ended June 30, 1998. The Company's quality mix of private, Medicare and insurance patient days was 40.6% of patient days for the three months ended June 30, 1999 compared to 43.8% in the similar period of last year. Occupancy rates were 90.1% and 91.4% for the three months ended June 30, 1999 and 1998, respectively.

Operating Expense. Operating expenses for the three months ended June 30, 1999 decreased $0.5 million from the comparable period last year to $127.8 million. For the three months ended June 30, 1999, a decline in ancillary expenses of $2 per patient day was offset by increases in salaries, wages and benefits. Facility operating margins were 18.8% and 25.4% for the three months ended June 30, 1999 and 1998, respectively.

Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary sales (as defined by the Management Agreement) and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees decreased by $0.8 million or 7.9% to $9.4 million for the three months ended June 30, 1999 due to the decline in revenue of 7.9%.

Lease Expense. Lease expense of $3.3 million and $3.5 million for the three months ended June 30, 1999 and 1998, respectively, was relatively unchanged.

Depreciation and Amortization. Depreciation and amortization expense of $11.4 million and $11.0 million for the three months ended June 30, 1999 and June 30, 1998 remained relatively unchanged. The Company has not completed any new acquisitions and has begun little new construction since the Merger.

Interest Expense, net. Interest expense, net for the three months ended June 30, 1999 increased $0.9 million or 6.0% to $16.6 million from the same period in the prior year. The increase is due to the increase in average debt balance in the current year period over the prior period.

Income Tax Expense. The provision for income taxes for the three months ended June 30, 1999 decreased by $4.3 million to a benefit of $2.7 million. The tax benefit related to the loss before income taxes is partially offset by a provision related to non-deductible goodwill amortization resulting from the Merger.

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

Net revenues. Net revenues for the nine months ended June 30, 1999 decreased $46.1 million or 8.8% from the same period in last year to $480.5 million. The decrease in revenues for the nine month period ended June 30, 1999 is principally a result of approximately $19.7 million relating to the exclusion of the results of the pharmacy business due to the Pharmacy Sale and $21.3 million due to Medicare rate dilution. The Company's private, Medicare and insurance patient days was 40.9% of patient days for the nine month period ended June 30, 1999 as compared to 44.0% in the similar period of last year. Occupancy rates were 90.5% and 91.5% for the nine months ended June 30, 1999 and 1998, respectively.

Operating Expense. Operating expenses for the nine months ended June 30, 1999 decreased $11.3 million or 2.8% from the comparable period last year to $385.1 million. For the nine months ended June 30, 1999, a decrease of $16.3 million relates to the exclusion of results for the pharmacy businesses due to the Pharmacy Sale. The offsetting increase resulted primarily from higher nursing salaries, wages and benefits. Facility operating margins were 19.8% and 24.7% for the nine months ended June 30, 1999 and 1998, respectively.

Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary sales (as defined by the Management Agreement) and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees decreased by $3.3 million or 10.4% to $28.8 million for the nine months ended June 30, 1999, due to the exclusion of the results of the pharmacy business in connection with the Pharmacy Sale and the overall revenue decline.

Lease Expense. Lease expense for the nine months ended June 30, 1999 decreased $0.4 million from the same period last year to $9.7 million. The decrease relates to the sale of certain leased facilities in connection with the Pharmacy Sale.

Depreciation and Amortization. Depreciation and amortization expense of $34.0 million and $33.8 million for the nine months ended June 30, 1999 and June 30, 1998 remained relatively unchanged. The Company has not completed any new acquisitions and has begun little new construction since the Merger.

Interest Expense, net. Interest expense, net for the nine months ended June 30, 1999 increased $3.6 million or 8.0% to $49.0 million from the same period in the prior year. The increase is due to the increase in average debt balance in the current year period over the prior period. This is due in part to incremental borrowings incurred to finance the Merger which was not outstanding for the entire prior period.

Income Tax Expense. The provision for income taxes for the nine months ended June 30, 1999 decreased by $9.5 million from the same period last year to a benefit of $4.9 million. The tax benefit related to the loss before income taxes is partially offset by a provision related to non-deductible goodwill amortization resulting from the Merger.

Liquidity and Capital Resources

Operating cash flow will depend upon the Company's ability to effect cost reduction initiatives and to continue to reduce its investment in working capital. The Company believes that operating cash flow which is expected to be augmented by planned refinancing transactions will be sufficient to meet its future obligations. At June 30, 1999 and September 30, 1998, the Company had working capital of $41.2 and $22.8 million, respectively.

Cash flow used in operations was $23.1 million for the nine months ended June 30, 1999 compared to cash flow provided by operations of $7.4 million in the prior period. The decline in cash flow from operations is primarily attributable to the decrease in earnings due to the implementation of PPS and an increase in investment in working capital. Net accounts receivable at June 30, 1999 were $134.2 million compared to $114.2 million as of September 30, 1998. The increase in net accounts receivable is attributable to the timing of third-party interim and settlement payments and the utilization of specialty medical services for higher acuity level patients. Legislative and regulatory action and government budgetary constraints will change the timing of payments and

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

reimbursement rates of the Medicare and Medicaid programs in the future. These changes could have a material adverse effect on the Company's future operating results and cash flows.

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

The Senior Facilities consist of: (1) a $155 million six year term loan (the "Tranche A Term Facility"); (2) a $147.4 million seven year term loan (the "Tranche B Term Facility"); (3) a $49.0 million term loan maturing on June 1, 2005 (the "Tranche C Term Facility"); (4) a $125 million six year revolving credit facility (the "Revolving Credit Facility"); which includes Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $10 million. The Tranche A Term Facility, Tranche B Term Facility and Tranche C Term Facility are subject to amortization in quarterly installments, commencing at the end of the first calendar quarter after the date of the consummation of the Merger. The Revolving Credit Facility will mature on September 30, 2003. All net proceeds received by Multicare from (i) the sale of assets of Multicare or its subsidiaries other than sales in the ordinary course of business (and other than the sales of Multicare's rehabilitation therapy business and pharmacy business to the extent that there are amounts outstanding under the Revolving Credit Facility) and (ii) any sale of common stock or debt securities of Multicare in respect of common stock will be applied as a mandatory prepayment. Fifty percent of Excess Cash Flow must be applied to the Senior Facilities and shall be payable annually.

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

On August 20, 199, the Company entered into an amendment to the Credit Facility. The amendment establishes less restrictive financial covenant requirements through the remaining term of the agreement and provides the lenders of the Credit Facility collateral interest in certain real and personal property of the Company.

The Senior Facilities are secured by a first priority security interest in all of the (i) stock of Multicare, (ii) stock, partnership interests and other equity of all of Multicare's present and future direct and indirect subsidiaries and (iii) intercompany notes among Genesis ElderCare Corp. and any subsidiaries or among any subsidiaries. Loans under the Senior Facilities bear, at Multicare's option, interest at the per annum Prime Rate as announced by the Administrative Agent, or the applicable Adjusted LIBO Rate. Effective with the Amendment on August 20, 1999 the loans under the Tranche A Term Facility bear interest at a rate equal to the Prime Rate plus a margin of 2.0% or the LIBO Rate plus a margin of 3.75%; loans under the Tranche B Term Facility bear interest at a rate equal to Prime Rate plus 2.25% or LIBO Rate plus a margin of 4.0%; loans under the Tranche C Term Facility bear interest at a rate equal to Prime Rate plus 2.5% or LIBO Rate plus a margin up to 4.25%; loans under the Revolving Credit Facility bear interest at a rate equal to Prime Rate plus 2.0% or LIBO Rate plus a margin up to 3.75%. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

On August 11, 1997, Acquisition Corp. sold $250 million principal amount of 9% Notes which were issued pursuant to the Indenture. Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year.

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

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

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1.992 million and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. At June 30, 1999 $23.7 million is subordinated and due to Genesis. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

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

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

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

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

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

Under PPS, the reimbursement for certain speech, occupational, physical and respiratory therapy services provided to nursing facility patients is a component of the total reimbursement to the nursing allowed per patient. Medicare reimburses the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Under BBA, a per provider limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services). Additionally, Medicare Part B therapy services are no longer being reimbursed on a cost basis: rather, payment for each service provided is based on fee screen schedules published in November 1998.

On July 30, 1999, HCFA issued the Final Rule and Notice for Prospective Payment Regulations. The final rule was not significantly different from the interim final rule previously published. One minor correction in the method HCFA used to calculate the prospective payment rates, along with an effective 1.9% inflation adjustment, results in an estimated increase to the Federal portion of the rate of approximately $5.10 per Medicare patient day effective at the next scheduled update of skilled nursing facility prospective payment rates on October 1, 1999. The estimated increase in the Medicare rate assumes no change in Medicare patient acuity

The Company estimates Medicare revenue per patient day will decline as a result of PPS in Fiscal 2000 to $290. The majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on the Company's earnings in future periods will depend on many variables which can not be quantified at this time, including regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns and ability to reduce costs.

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

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

Year 2000 Compliance

The Company has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of essential systems and equipment of the Company and of year 2000 mission critical suppliers and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning.

The Company's Year 2000 compliance work is being performed and paid for by Genesis, manager of the Company's operations under the terms of The Management Agreement. The Company's manager is in the process of conducting an inventory, assessment and remediation of its information technology ("IT") systems, equipment and non-IT systems and equipment (embedded technology). It has completed approximately 96% of its internal inventory and approximately 80% of its assessment of the systems and equipment of critical suppliers and other third parties.

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

The Company is remediating its critical IT and non-IT systems and equipment. The Company has also begun contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Company is planning to be Year 2000 complaint for all its essential systems and equipment by October 31, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition there can be no assurance that all of the Company's critical suppliers, and other third parties will be Year 2000 complaint by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate or complete.

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

Contingency plans for the Company's Year 2000-related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems. The Company is planning to have contingency plans completed for essential systems and equipment by October 31, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

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

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of SOP 98-5 will result in a change of approximately $2.7 million net of tax which will be recorded as a cumulative effect of a change in accounting principle.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 2000. The Company intends to adopt this accounting standard as required, in the fourth quarter of fiscal 1999. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

                         THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the impact of interest rate changes. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at June 30, 1999 is approximately $1,201,000.

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


                                                 THE MULTICARE COMPANIES, INC.


Date: August 20, 1999                             /S/ George V. Hager, Jr.
                                                 ------------------------------
                                                 George V. Hager, Jr.
                                                 Executive Vice President and
                                                 Chief Financial Officer