Form 10-Q/A
period 1999-06-30
MULTICARE COMPANIES INC
filed 1999-09-15
CIK 890925

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-Q/A

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 34-22090
                        --------

                         THE MULTICARE COMPANIES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  22-3152527
                --------                                  ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                             101 East State Street
                             ---------------------
                       Kennett Square, Pennsylvania 19348
                       ----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 444-6350
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X     No
                                       ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 14, 1999: 100 shares of common stock

Item 6 of Part II is hereby amended as follows:

         (a)      Exhibits

         Number           Description
         ------           -----------
         99.1             Amendment No. 4 and Waiver to Credit Agreement dated
                          as of August 20, 1999 by and among The Multicare
                          Companies, Inc. and certain Subsidiaries identified on the signature pages thereto as "Borrowers", the institutions identified on the signature pages thereto as "Lenders", Mellon Bank, N.A. as Issuer of Letters of Credit and as Administrative Agent, Citicorp USA,
                          Inc. as Syndication Agent, First Union National Bank as Documentation Agent, and Bank of America, N.A. (as successor to NationsBank, N.A. and Bank of America, NT&SA) as Syndication Agent.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE MULTICARE COMPANIES, INC.


                                             /s/ George V. Hager, Jr
                                             ----------------------------------
                                             George V. Hager, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer