Form 10-K
period 1999-09-30
MULTICARE COMPANIES INC
filed 1999-12-29
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 1999

                         Commission File Number 34-22090

                            -------------------------

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
                                             ---    ---

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



             Class                             Outstanding at December 23, 1999
  ----------------------------                 --------------------------------
  Common Stock  $.01 Par Value                           100 shares

                      Documents Incorporated By Reference

                                     None.

                                                   INDEX
                                                                                                               PAGE
Cautionary Statements Regarding Forward Looking Statements .....................................................2-6


ITEM 1:  BUSINESS


         General .................................................................................................7
         Patient Services.........................................................................................8
         Revenue Sources.......................................................................................9-12
         Marketing...............................................................................................12
         Personnel...............................................................................................12
         Employee Training and Development.......................................................................12
         Governmental Regulation..............................................................................13-14
         Competition.............................................................................................15
         Insurance...............................................................................................15


ITEM 2:  PROPERTIES..............................................................................................16

ITEM 3:  LEGAL PROCEEDINGS.......................................................................................16

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................16


                                                   PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.........................................................................17

ITEM 6:  SELECTED FINANCIAL DATA.................................................................................18


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................................................19-29

ITEM 7A: QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................30

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................31-49


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................50


                                                  PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................50

ITEM 11:  EXECUTIVE COMPENSATION.................................................................................51

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................51

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................51-52


                                                  PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K......................................53-57

Cautionary Statements Regarding Forward Looking Statements

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:


         o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations", such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, and to control costs; the expected effects of government regulation on reimbursement for services provided and on the costs of doing business; and the expected effects of the "Year 2000" problem.


The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that any statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following:

         o our substantial indebtedness and significant debt service obligations;

         o        the affect of planned dispositions of assets;

         o our ability or inability to secure the capital and the related cost of the capital necessary to fund future operations;

         o the impact of health care reform, including the Medicare Prospective Payment System ("PPS"), and the adoption of cost containment measures by the federal and state governments;

         o the adoption of cost containment measures by other third party payors;

         o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

         o the occurrence of changes in the mix of payment sources utilized by our patients to pay for our services;

         o        competition in our industry;

         o our ability to consummate or complete development projects or to profitably operate or successfully integrate enterprises into our other operations;

         o the "Year 2000" problem, including the possible failure of our payors, suppliers and other third parties to adequately remediate Year 2000 issues; and

         o        changes in general economic conditions.

There can be no assurances that the cash flow from our operations will be sufficient to enable us to service our substantial indebtedness and meet our other obligations. There can be no assurance that currently planned dispositions of assets necessary to service our indebtedness will be consummated.

We have substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1999, we had approximately $741,256,000 of long-term indebtedness (excluding current portion of $34,700,000) which represented 69% of our total capitalization. We also have significant long-term operating lease obligations with respect to certain of our eldercare centers. The degree to which we are leveraged could have important consequences, including, but not limited to the following:


         o our ability to obtain additional financing in the future for working capital, capital expenditures, or other purposes may be limited or impaired;

         o a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations;

         o our operating flexibility is limited by restrictions contained in some of our debt agreements which set forth minimum net worth requirements and/or limit our ability to incur additional indebtedness, to enter into other financial transactions, to pay dividends, or to sell assets;

         o our degree of leverage may make us more vulnerable to economic downturns and less competitive, may reduce our flexibility in responding to changing business and economic conditions and may limit our ability to pursue other business opportunities, to finance our future operations or capital needs, and to implement our business strategy; and

         o certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of greater interest rates.

We expect to finance required payments of principal and interest on our indebtedness from our cash flow from operations and from the anticipated sale of certain assets in Illinois, Wisconsin and Ohio in the second quarter of our fiscal year 2000. Our ability to make scheduled payments of the principal or interest thereon, or to refinance our indebtedness, depends on the future performance of our business, which is in turn subject to financial, business, economic and other factors affecting our business and operations, including factors beyond our control, such as prevailing economic conditions. Our ability to make scheduled payments of the principal or interest depends on our ability to complete the sale of assets in Illinois, Wisconsin and Ohio. Management is currently engaged in discussions for the asset sales, however, we have no firm commitments from potential purchasers of these assets. There can be no assurances the anticipated sales will be consummated and that cash flow from operations will be sufficient to enable us to service our debt and meet our other obligations. If such cash flow is insufficient, we may be required to refinance and/or restructure all or a portion of our existing debt, to sell additional assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such sales of additional assets or additional financing could be achieved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Limitations on reimbursement including the implementation of the Medicare Prospective Payment System and other health care reforms may adversely affect our business.

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, and other third party payors. The health care industry is experiencing a strong trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by us.

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

         o the adoption of the Medicare Prospective Payment System pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act; and

         o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

While we have prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect our business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the revenue reimbursement process, which in our industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. See "Business-Revenue Sources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Extensive regulation by the federal and state governments may adversely affect our cost of doing business.

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure, certification and health planning. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility.

In July 1998, the Clinton administration issued a new initiative to promote the quality of care in nursing homes. See "Business - Governmental Regulation." Following this pronouncement, it has become more difficult for nursing facilities to maintain licensing and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

Changes in applicable laws and regulations, or new interpretations of existing laws and regulations, could have a material adverse effect on reimbursement, certification or licensure of our nursing facilities or other aspects of our business, including eligibility for participation in federal and state programs, costs of doing business, or the levels of reimbursement from governmental or private sources. We cannot predict the content or impact of future legislation and regulations affecting us. There can be no assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that could adversely affect us. See "Business - Revenue Sources" and "Business - Governmental Regulation."

We face intense competition in our business.

The healthcare industry is highly competitive. We compete with a variety of other companies in providing eldercare services, many of which have greater financial and other resources and may be more established in their respective communities than us. Competing companies may offer newer or different centers or services than us and may thereby attract our customers who are either presently customers of our eldercare centers or are otherwise receiving our eldercare services.

Because of the Multicare Merger and its Restructuring We Face Additional Risks.

As a result of the Merger of Genesis ElderCare Acquisition Corp. with us, Genesis Health Ventures, Inc. ("Genesis") owns approximately 44% of Genesis ElderCare Corp., which owns 100% of our outstanding capital stock. We and Genesis have entered into a Management Agreement pursuant to which Genesis manages our operations. We also use Genesis' clinical administration and healthcare management information system to monitor and measure clinical and patient outcome data. Certain problems may arise in implementing the Management Agreement; for example, difficulties may be encountered by Genesis as a result of the loss of our key personnel, the integration of our corporate, accounting, financial reporting and management information systems with Genesis' systems and strain on existing levels of its personnel managing both businesses. There can be no assurance that Genesis will be able to successfully implement the Management Agreement or manage our operations; failure to do so effectively and on a timely basis could have a material adverse effect on our financial condition and results of operations.

On October 8, 1999, Genesis entered into a restructuring agreement ("the Restructuring Agreement") with The Cypress Group L.L.C. ("Cypress"), TPG Partners II, L.P. ("TPG") and Nazem Inc. ("Nazem"), to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare. Genesis has the right to purchase all of the common stock of Genesis ElderCare Corp. not owned by Genesis for $2,000,000 in cash at any time prior to the 10th anniversary of the closing date of the restructuring transaction. On November 15, 1999, the Multicare Stockholders Agreement was amended to provide among other things, that all shareholders will grant to Genesis an irrevocable proxy to vote their shares of common stock of Genesis ElderCare Corp. on all matters to be voted on by shareholders, including the election of directors and omit the requirement that specified significant actions receive the approval of at least one designee of each of Cypress, TPG and Genesis.

We may in the future engage in transactions with Genesis and its affiliates. Mr. Michael R. Walker, the Chairman of the Board and Chief Executive Officer of Genesis, is our Chairman and Chief Executive Officer and Mr. George V. Hager, Jr., the Chief Financial Officer of Genesis, is our Chief Financial Officer. In addition, Mr. Walker, Mr. Hager and Mr. Richard R. Howard, President and a member of the board of directors of Genesis, constitute our board of directors. Based on the foregoing, Genesis and Messrs. Walker, Hager and Howard control Multicare and the outcome of any matters submitted to our stockholders for approval and are in positions that may result in conflicts of interest with respect to transactions involving us and Genesis. Genesis and its affiliates provide healthcare and related services to our customers and facilities either directly or through contracts with us. Genesis is the principal supplier to our customers of all pharmacy and rehabilitation services either directly or through contracts with us. Conflicts of interest may arise in connection with the negotiation of the terms of such arrangements.

Genesis is in the business of providing healthcare and support services to the elderly, and substantially all of its markets are contiguous to or overlap with our existing markets. Genesis may compete with us in certain of these markets or in the provision of certain healthcare services. Although our directors who are also directors or officers of Genesis have certain fiduciary obligations to us under Delaware law, such directors and Genesis are in positions that may create potential conflicts of interest with respect to certain business opportunities available to and certain transactions involving us. Neither Genesis nor Messrs. Walker, Hager and Howard are obligated to present to us any particular investment opportunity which comes to their attention, even if such opportunity is of a character which might be suitable for investment by us.

The "Year 2000 problem" may adversely affect us.

If our efforts to address Year 2000 compliance issues (as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act"))were not successful, or if the systems of our suppliers are not compliant, we may be unable to engage in normal business activities for a period of time after January 1, 2000. Our potential risks include:



         o        the inability to deliver patient care related services;

         o the delayed receipt of reimbursement from the federal or state governments, or other payors or intermediaries;

         o the failure of security systems, elevators, heating systems or other operational systems and equipment;

         o the inability to obtain critical equipment and supplies from vendors; and,

         o the loss of existing or potential clients and damage to our reputation in the industry.

Each of these events could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

Item 1.  Business.

General


The Multicare Companies, Inc. is a leading provider of high quality eldercare and specialty medical services in selected geographic regions. As used herein, unless the context otherwise requires, "Multicare", the "Company", "we", "our", or "us" refers to The Multicare Companies, Inc. Multicare's eldercare services include skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities. We provide sub-acute care such as ventilator care, intravenous therapy, and various forms of coma, pain and wound management. We also provide management services to 30 facilities and consulting services to 14 facilities.

Multicare believes it is well-positioned in its markets because it provides high quality care in concentrated geographic regions. Multicare's overall occupancy rate was approximately 91%, 92%, and 90% for the years ended September 30, 1999 and 1998, and the nine month period ended September 30, 1997, respectively. Multicare achieved a quality mix (defined as non-Medicaid revenues) of 55%, 62% and 67% of net revenues for the years ended September 30, 1999 and 1998, and the nine month period ended September 30, 1997, respectively.

As of September 30, 1999, Multicare operated 137 eldercare facilities and 14 assisted living facilities (91 wholly owned, 8 joint ventures, 22 leased and 30 managed) in Connecticut, Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin with 16,376 beds. In terms of beds, we are the largest provider of eldercare services in Massachusetts, New Jersey and West Virginia. In addition, we are one of the largest providers of eldercare services in Pennsylvania, Ohio and Wisconsin. We anticipate selling 28 eldercare centers with approximately 2,700 beds in Ohio, Illinois and Wisconsin in the second quarter of our fiscal year 2000.

The Tender Offer and Merger

On October 9, 1997, Genesis Eldercare Acquisition Corp., ("Acquisition Corp."), The Cypress Group, (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG"), and Nazem, Inc. ("Nazem"), acquired 99.65% of the shares of the common stock of Multicare, pursuant to a Tender Offer commenced on June 20, 1997. On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and the Company. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages our operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Tender Offer and Merger and its Restructuring."

Patient Services

Basic Healthcare Services

Basic healthcare services are those traditionally provided to elderly patients in eldercare facilities and assisted living residences with respect to daily living activities and general medical needs. We provide 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides in all of our skilled nursing facilities. Each eldercare facility is managed by an on-site licensed administrator who is responsible for the overall operations of the facility, including quality of care. The medical needs of patients are supervised by a medical director who is a licensed physician. While treatment of patients is the responsibility of patients' attending physicians who are not employed by us, the medical director monitors all aspects of patient treatment. We also provide a broad range of support services including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies and routine rehabilitation therapy. Each eldercare facility offers a number of activities designed to enhance the quality of life for patients. These activities include entertainment events, arts and crafts and programs encouraging community interaction with patients and visits to the facility. We provide housing, personal care and support services as well as certain routine nursing services in our assisted living residences.

We currently provide specialized care for Alzheimer's patients under the supervision of specially trained skilled nursing, therapeutic recreation and social services personnel. Our Alzheimer's programs include music therapy, gross and fine motor activity, reality orientation and cognitive stimulation designed to counter the hyperactivity, memory loss, confusion and reduced learning ability experienced by Alzheimer's patients.

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

Sub-acute Care. Sub-acute care includes services provided to patients with medically complex conditions who require ongoing nursing care, medical supervision, access to specialized equipment and services, but do not require many of the other services provided by an acute care hospital. Services in this category include ventilator care, intravenous therapy, wound care management, traumatic brain injury care, post-stroke CVA (cerebrovascular accident) care, CAPD (continuous ambulatory peritoneal dialysis), pain management, hospice care, and tracheotomy and other ostomy care. We provide a wide range of sub-acute care services to patients at our facilities.

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

Upon consummation of the Merger, Genesis and Multicare entered into the Management Agreement pursuant to which Genesis manages our operations. We believe that the integration of Genesis and Multicare management is facilitated by the geographic concentration of Multicare's facilities, the proximity of Multicare facilities to Genesis' existing markets, the quality of Multicare's unit and regional management and Multicare's existing information systems which will allow a rational phase-in of Genesis' systems.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, and other third party payors. The health care industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by us.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payors. Changes in the case mix of patients as well as payor mix among private pay, Medicare, and Medicaid will significantly affect our profitability.

Medicare and Medicaid. The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as "Medicare," has made available to nearly every American 65 years of age and older a broad program of health insurance designed to help the nation's elderly meet hospital and other health care costs. Health insurance coverage has been extended to certain persons under age 65 qualifying as disabled and those having end-stage renal disease. Medicare includes three related health insurance programs: (i) hospital insurance ("Part A"); and (ii) supplementary medical insurance ("Part B"); and (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare+Choice" or "Medicare Part C"). The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) and carriers (for Part B) under the direction of the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS").

Medicaid (Title XIX of the Social Security Act) is a federal-state cooperative program, whereby, the federal government supplements funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state's regulations. Most states pay prospective rates, and have some form of acuity adjustment.

Medicare and Medicaid are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the timing and/or levels of payments to us for our services.

We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Such rights and remedies may include requiring the repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. Such programs may also impose fines, criminal penalties or program exclusions. Other payor sources also reserve rights to conduct audits and make monetary adjustments.

The Balanced Budget Act of 1997 (the "1997 Act"), signed into law on August 5, 1997, seeks to achieve a balanced federal budget, by, among other things, reducing federal spending on the Medicare and Medicaid programs. Most significantly, under the 1997 Act, nursing facilities are reimbursed under a prospective payment system ("PPS") which commenced with a facility's first cost reporting period beginning on or after July 1, 1998. PPS is being phased in over a four-year period and has an adverse impact on the Medicare revenues of many skilled nursing facilities. PPS reimbursement is based largely on a nursing facility's costs for the services it provided to Medicare beneficiaries in the 1994-1995 base year. Under the new system, nursing facilities are paid a predetermined amount per patient, per day (per diem) based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into a resource utilization group ("RUG") using the information gathered during the minimum data set ("MDS") assessment. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services.


Facilities that did not receive any Medicare payments prior to October 1, 1995 are reimbursed one hundred percent (100%) based on the federal per diem rates beginning with their first cost reporting period on or after July 1, 1998. For nursing facilities that received Medicare payments before October 1, 1995, there is a three-year transition period. During the transition period, the per diem rates are comprised of a blend between a "facility-specific" rate and a "federal" (prospective) rate, as follows: (a) for the first cost reporting period, the "facility specific" percentage is seventy-five percent (75%) and the federal per diem percentage is 25%. These percentages change to fifty/fifty (50%-50%) and to twenty-five/seventy-five (25%-75%) for the second and third cost reporting periods. The facility-specific rate is based on the costs for certain Medicare-covered services that the facility provided during its base year, which is the facility's first cost reporting period beginning after September 30, 1994. The facility specific rate is updated by the "nursing facility market basket increase", minus one percent, through federal fiscal year 1999, and by the full market basket increase thereafter. The federal rate is wage and case mix adjusted, and within each metropolitan statistical area and rural area within each state, there is a federal rate for each RUG classification.


Also, Congress included provisions in the 1997 Act that would require nursing facilities to submit all claims for all Medicare-covered services that their residents receive, both Medicare Part A and Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and therapy providers, except for certain excluded services ("Consolidated Billing"). The 1997 Act initially required Consolidated Billing to be effective on July 1, 1998, with a transition period through December 31, 1998 for those nursing facilities lacking the systems and billing capability to comply. However, in a final rule issued in July 1999, HCFA announced that all skilled nursing facilities must begin Consolidated Billing as of the date the facility shifts to PPS, for those residents who are in a covered Part A stay. Outside suppliers of services to residents of the facility must collect payment from the facility. For those skilled nursing facility residents who are not in a covered Part A stay (for example, residents who have exhausted their available days of coverage under the Part A nursing facility benefit), the final rule postponed Consolidated Billing indefinitely.


In November 1999, the Medicare Balanced Budget Refinement Act ("Refinement Act") was passed in Congress. The Refinement Act addresses certain reductions in Medicare reimbursement caused by the 1997 Act, including:


         o For covered skilled nursing facility services furnished on or after April 1, 2000, and before October 1, 2000 (or a later date if HCFA does not complete certain mandated reviews of current RUG weightings), for 15 RUG categories, the federal per diem rate will be increased by 20%;

         o For fiscal years 2001 and 2002, the federal per diem rates shall be increased by an additional 4%;

         o For cost report years beginning on or after January 1, 2000, skilled nursing facilities may waive the PPS transition period and elect to receive 100% of the federal per diem rate;

         o Through the cost reporting period beginning in October, 2000, certain specific services (such as prostheses and chemotherapy drugs) may be reimbursed separately from, and in addition to, the federal per diem rate.

The 1997 Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain health care providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or pharmacy services from fee-for-service to managed care negotiated or capitated rates. We anticipate that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

While we have prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of the 1997 Law, the Refinement Act, the interpretation or administration of such legislation or other legislation which affects our business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that these changes will not adversely affect our business.

In addition, Congress and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities, but have and will most likely include other services, including pharmacy and therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Managed care organizations and other third party payors have continued to increase their influence over the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a relatively small number of managed care organizations and third party payors. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate us or choose not to utilize us as a provider, and/or engage our competitors as a preferred or exclusive provider, our business could be materially adversely affected. In addition, private payors, including managed care payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements.

The following table identifies Multicare's net revenues attributable to each of its revenue sources for the years ended September 30, 1999 and 1998, and the nine months ended September 30, 1997.

                                       1999         1998        1997
                                       ----         ----        ----
                 Private and other      33%          37%         43%
                 Medicaid               45%          38%         33%
                 Medicare               22%          25%         24%
                                       ----         ----        ----
                       Total           100%         100%        100%
                                       ====         ====        ====


See "Cautionary Statements Regarding Forward Looking Statements" and "Business - Governmental Regulation."

Marketing

Genesis manages our marketing program. Marketing for eldercare centers is focused at the local level and is conducted primarily by the center administrator and its admissions director who call on referral sources such as doctors, hospitals, hospital discharge planners, churches and various organizations. Genesis management's marketing objective is to maintain public awareness of the eldercare center and its capabilities. Genesis' management also takes advantage of our regional concentrations in its marketing efforts, and where appropriate, through consolidated marketing programs which benefit more than one center.

Genesis has consolidated our core business under the name Genesis ElderCare
(SM). The Genesis ElderCare logo and trademark have been featured in a series of print advertisements and publications serving many of the regional markets in which we operate. The marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. Genesis is using and will continue to use advertising to promote the Genesis ElderCare brand name in trade, professional and business publications and to promote services directly to consumers.

Personnel

As of September 30, 1999, Multicare employed approximately 15,100 persons. Approximately 2,300 employees at 31 of Multicare's facilities are covered by collective bargaining agreements. In addition, certain of our facilities have been subject to an aggressive union organizing campaign. We believe that our relationship with our employees is generally good.

The healthcare industry has at times experienced a shortage of qualified healthcare personnel. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results.

Employee Training and Development

We believe that nursing and professional staff retention and development has been and continues to be a critical factor in the successful operation of Multicare. In response to this challenge, a compensation program which provides for annual merit reviews as well as financial and quality of care incentives has been implemented to promote center staff motivation and productivity and to reduce turnover rates. Management believes that our wage rates for professional nursing staff are commensurate with market rates. We also provide employee benefit programs which management believes, as a package, exceed industry standards.

Governmental Regulation

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure, certification and health planning. This regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care and operational requirements. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of the facility.

In July 1998, the Clinton Administration issued a new initiative to promote the quality of care in nursing homes. This initiative includes, but is not limited to

         o increased enforcement of nursing home safety and quality regulations;

         o increased federal oversight of state inspections of nursing homes;

         o prosecution of egregious violations of regulations governing nursing homes;

         o the publication of nursing home survey results on the Internet;

         o in certain cases, immediate imposition of sanctions without any grace period to correct problems;

         o imposition of civil monetary penalties for each instance of "serious or chronic violation;" and

         o federal and state official focused enforcement on nursing homes within chains that have a record of non-compliance with federal rules.

Following this pronouncement, it has become more difficult for nursing facilities to maintain licensing and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

All of our eldercare centers and healthcare services, to the extent required, are licensed under applicable law. All skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. We believe that our centers are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. Multicare reviews such notices and takes appropriate corrective action. In most cases, Multicare and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a provider, including:

         o    the imposition of fines;
         o    suspension of payments for new admissions to the center; and
         o in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

These actions may adversely affect a centers' ability to continue to operate, the ability for us to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse measures, including loss of licensure or eligibility to participate in Medicare and Medicaid programs.

All Multicare eldercare centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of an eldercare center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls. Assisted living facilities are not eligible to be certified under Medicare or Medicaid.

Many states in which Multicare operates have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center's license and adverse reimbursement action.


We are also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include

         o the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

         o the "Stark laws" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices. Although we have contractual arrangements with some healthcare providers to which we pay fees for services rendered or products provided, we believe that our practices are not in violation of these laws. We cannot accurately predict whether enforcement activities will increase or the effect of any such increase on our business. There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. In particular, the federal government has issued recent fraud alerts concerning double billing, home health services and the provision of medical supplies to nursing facilities. Accordingly, it is anticipated that these areas may come under closer scrutiny by the government. We cannot accurately predict the impact of any such initiatives. See "Cautionary Statements Regarding Forward Looking Statements" and "Business - Revenue Sources."

Competition in the Healthcare Services Industry

We compete with a variety of other companies in providing healthcare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than us. Competing companies may offer newer or different centers or services than us and may thereby attract our customers who are either presently residents of our eldercare centers or are otherwise receiving our healthcare services.


         We operate eldercare centers in 11 states. In each market, our eldercare centers may compete for customers with:


         o        rehabilitation hospitals;

         o        subacute units of hospitals;

         o        skilled or intermediate nursing centers; and

         o personal care or residential centers which offer comparable services to those offered by our centers.


Certain of these providers are operated by not-for-profit organizations and similar businesses which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us. In competing for customers, a center's local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, health maintenance organizations, the customer's families and friends, and other community organizations.

Members of a customer's family generally actively participate in selecting an eldercare center. Competition for subacute patients is intense among hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community, services offered, the appearance of a center; and the cost of services.

Multicare competes in providing specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in the specialty medical services business are similar to those in the eldercare center business and include: reputation, the cost of services, the quality of clinical services, responsiveness to patient needs, and the ability to provide support in other areas such as third party reimbursement, information management and patient record-keeping.

Insurance

Multicare carries property and general liability insurance, professional liability insurance, and medical malpractice insurance coverage in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage. Multicare also requires that physicians practicing at its eldercare centers carry medical malpractice insurance to cover their individual practices.

Item 2. Properties.


As of November 30, 1999, Multicare operated 137 eldercare facilities and 14 assisted living facilities (91 wholly owned, 8 joint ventures, 22 leased and 30 managed). Twenty-two of Multicare's facilities are leased from third parties. Our inability to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain facility leases do not provide for non-disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner.

We believe our physical properties are well maintained and suitable for the purposes for which they are being used.

The following table summarizes by state certain information regarding Multicare's eldercare centers at November 30, 1999 (excluding 14 facilities with 1,668 beds at which Multicare provides quality assurance consulting services):


                          Owned           Joint Venture            Leased                Managed              Total
                   -----------------    -----------------      -----------------     -----------------   ---------------
                   Centers      Beds    Centers      Beds      Centers      Beds     Centers      Beds   Centers    Beds
                   -------      ----    -------      ----      -------      ----     -------      ----   -------    ----
Massachusetts         8        1,107        5         753        ---         ---        25       2,067      38      3,927
New Jersey           14        1,674      ---         ---          8       1,294         2         410      24      3,378
Pennsylvania         18        1,969      ---         ---        ---         ---         1         360      19      2,329
West Virginia        15        1,387        3         208          4         326         1          62      23      1,983
Ohio                 10          878      ---         ---          4         250       ---         ---      14      1,128
Connecticut           6          766      ---         ---          2         250         1          90       9      1,106
Illinois              9          876      ---         ---          1          92       ---         ---      10        968
Wisconsin             6          720      ---         ---          2         231       ---         ---       8        951
Rhode Island          3          373      ---         ---        ---         ---       ---         ---       3        373
Virginia              1           90      ---         ---          1          85       ---         ---       2        175
Vermont               1           58      ---         ---        ---         ---       ---         ---       1         58
                    ---        -----      ---         ---        ---       -----       ---       -----     ---     ------
                     91        9,898        8         961         22       2,528        30       2,989     151     16,376
                    ===        =====      ===         ===        ===       =====       ===       =====     ===     ======


We anticipate selling 28 eldercare centers with approximately 2,700 beds in Ohio, Illinois and Wisconsin in the second quarter of our fiscal year 2000. We may manage these facilities subsequent to the sale. Management is currently engaged in discussions for the asset sales, however, we have no firm commitments from potential purchasers for these assets. There can be no assurance that any such sales of assets will be achieved. See "Cautionary Statements Regarding Forward Looking Statements."

Item 3. Legal Proceedings.

We are a party to claims and legal actions arising in the ordinary course of business. We do not believe that any litigation to which Multicare is currently a party, alone or in the aggregate, will have a material adverse effect on us. See "Cautionary Statements Regarding Forward Looking Statements."

Item 4. Submission of Matters to a Vote of Security Holders.  None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Upon completion of the merger our shares are no longer traded. See "The Tender Offer and Merger and its Restructuring."

Item 6. Selected Consolidated Financial Data.

                                                                                         Nine Months
                                                              Fiscal Year                   Ended            Twelve Months
                                                           Ended September 30,          September 30,      Ended December 31,
                                                   ---------------------------------   --------------      -------------------
                                                   1999         1998         1997(8)       1997(8)       1996(8)       1995(8)
                                                   ----         ----         -----          -----         -----         -----
Statement of Operations Data:                                             (unaudited)
Net revenues                                 $   640,414  $   695,633     $ 679,292       $  533,952  $  532,230     $  353,048
Expenses:
  Operating expenses                             515,800      524,542       515,576          406,173     400,897        265,185
  Corporate, general and administrative              ---          ---        31,984           25,203      25,408         17,643
  Management fee                                  38,360       42,235           ---              ---         ---            ---
  Depreciation and amortization                   45,702       44,875        27,916           21,620      22,344         13,171
  Lease expense                                   12,955       13,194        15,929           12,693      12,110          5,039
  Interest expense, net                           66,671       61,728        27,857           21,640      25,164         16,065
  Debenture conversion expense (1)                   ---          ---           785              785         ---            ---
  Impairment charges (2)                         397,269          ---           ---              ---         ---            ---
                                             -----------  -----------     ---------       ----------  ----------     ----------
Total expenses                                 1,076,757      686,574       620,047          488,114     485,923        317,103
                                             -----------  -----------     ---------       ----------  ----------     ----------
Income (loss) before income taxes &
  extraordinary item                           (436,343)        9,059        59,245           45,838      46,307         35,945
Income tax provision (benefit)                  (29,016)        8,821        22,152           17,087      17,570         13,798
                                             -----------  -----------     ---------       ----------  ----------     ----------
Income (loss) before extraordinary item        (407,327)          238        37,093           28,751      28,737         22,147
Extraordinary item, net of tax benefit (3)           ---          ---         2,219              873       2,827          3,722
                                             -----------  -----------     ---------       ----------  ----------     ----------
Net income (loss)                            $ (407,327)  $       238     $  34,874       $   27,878  $   25,910     $   18,425
                                             ===========  ===========     =========       ==========  ==========     ==========
Other Financial Data:
  EBITDA (4)                                 $    73,299  $   115,662     $ 115,803       $   89,883  $   93,815     $   65,181
  EBITDAR(5)                                      86,254      128,856       131,732          102,576     105,925         70,220
  Ratio of EBITDA to interest expense, net          1.1x         1.9x          4.2x             4.1x        3.7x           4.1x
  Ratio of EBITDAR to interest expense, net,        1.1x         1.7x          3.0x             3.0x        2.8x           3.3x
     plus lease expense
  Ratio of earnings to fixed charges (6)            0.5x         1.1x          2.7x             2.8x        2.5x           2.9x
  Capital expenditures                       $    15,307  $    25,803     $  54,226       $   39,301  $   64,215     $   39,917
Operating Data:
  Average number of licensed beds                 17,524       17,355        15,222           15,934      11,620          6,861
  Occupancy                                        90.5%        91.6%         91.1%            90.4%       91.0%          91.7%
Payor mix:
    Quality mix (7)                                55.4%        62.1%         66.8%            67.3%       64.5%          66.3%
    Medicaid                                       44.6%        37.9%         33.2%            32.7%       35.5%          33.7%
Balance Sheet Data:

  Working capital                            $    10,350  $    22,818     $  51,822       $   51,822  $   39,327     $   55,542
  Total assets                                 1,302,364    1,698,955       823,133          823,133     761,667        470,958
  Long-term debt, including current portion      775,956      755,841       424,046          424,046     429,168        283,082
  Stockholders' equity                       $   325,911  $   733,238     $ 263,174       $  263,174  $  207,935     $  113,895

------------------------------------------------------

(1) Represents a non-recurring charge relating to the early conversion of $11.0 million of Multicare's 7% Convertible Debentures.

(2) Represents non-cash impairment charges relating to the write-down of long-lived assets.

(3) Multicare incurred extraordinary charges relating to early extinguishment of debt.

(4) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, extraordinary items (net of tax benefit), debenture conversion expense and impairment charges. EBITDA should not be considered an alternative measure of Multicare's net income (loss), operating performance, cash flow or liquidity. It is included herein to provide additional information related to Multicare's ability to service debt.

(5) EBITDAR represents earnings before interest expense, income taxes, depreciation and amortization, extraordinary items (net of tax benefit), debenture conversion expense, impairment charges, and lease expense. EBITDAR should not be considered an alternative measure of Multicare's net income, operating performance, cash flow or liquidity. It is included herein to provide additional information related to Multicare's ability to service debt.

(6) For the purpose of computing the ratio of earnings to fixed charges, earnings consist of the sum of earnings before income taxes impairment charges, and extraordinary items (net of tax benefit) plus fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt issuance costs and one-third of rental expense, which Multicare believes to be representative of the interest factor. The definition of fixed charges used in this calculation differs from that used in the Consolidated Fixed Charge Coverage Ratio contained in the Indenture.

(7)  Quality mix is defined as non-Medicaid patient revenues.

(8) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Tender Offer and Merger and its Restructuring."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Upon consummation of the Merger in October 1997, Multicare and Genesis entered into the Management Agreement pursuant to which Genesis manages our operations. Under Genesis' management, our strategy is to integrate the talents of case managers, comprehensive discharge planning and, to provide cost effective care management to achieve superior outcomes and return our customers to the community. Genesis' management believes that achieving improved customer outcomes will result in increased utilization of specialty medical services and a broader base of repeat customers in our network. Moreover, we believe that this strategy will lead to a high quality payor mix and continued high levels of occupancy. Genesis' management also focuses on the revenue and cost opportunities presented through the further integration of our acquisitions. We have completed no new acquisitions and little new construction since the Merger; accordingly, capital expenditures since the Merger have decreased significantly from historical levels.

In December 1996, we acquired The AoDoS Group, which owned, operated or managed over 50 long-term care and assisted-living facilities with over 4,200 licensed beds, principally in Massachusetts.

The Tender Offer and Merger and its Restructuring

In October 1997, Genesis, affiliates of Cypress, TPG and certain of its affiliates and an affiliate of Nazem, acquired all of the issued and outstanding common stock of Genesis ElderCare Corp., a Delaware corporation. Cypress, TPG and Nazem purchased 210,000, 199,500 and 10,500 shares of Genesis ElderCare Corp. common stock, respectively, representing in the aggregate approximately 56.4% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $420,000,000. Genesis purchased 325,000 shares of Genesis ElderCare Corp. common stock, representing approximately 43.6% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $325,000,000. Cypress, TPG and Nazem are sometimes collectively referred to herein as the "Sponsors."

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of Multicare, making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put / call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp.

On October 9, 1997, Genesis ElderCare Corp. and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis ElderCare Network Services manages Multicare's operations. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 (the "Pharmacy Sale"). The Company completed the Pharmacy Sale effective January 1, 1998. The Company completed the Therapy Sale in October 1997.

Restructuring

On October 8, 1999, Genesis entered into a restructuring agreement with Cypress, TPG and Nazem (the "Restructuring Agreement") to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare.

Amendment to Put/Call Agreement

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for shares of Genesis preferred stock. In addition, the Call under the Put/Call Agreement was amended to provide Genesis with the right to purchase all of the shares of common stock of Genesis ElderCare Corp. not owned by Genesis for $2,000,000 in cash at any time prior to the 10th anniversary of the closing date of the restructuring transaction.

Amendment to Stockholders Agreement

On November 15, 1999, the Multicare Stockholders Agreement was amended to:

         o provide that all shareholders will grant to Genesis an irrevocable proxy to vote their shares of common stock of Genesis ElderCare Corp. on all matters to be voted on by shareholders, including the election of directors;

         o provide that Genesis may appoint two-thirds of the members of the Genesis ElderCare Corp. board of directors;

         o omit the requirement that specified significant actions receive the approval of at least one designee of each of Cypress, TPG and Genesis;

         o permit Cypress, TPG and Nazem and their affiliates to sell their Genesis ElderCare Corp. stock, subject to certain limitations;

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o     eliminate all pre-emptive rights.

Results of Operations

Effective September 30, 1997, we changed our fiscal year end to September 30 from December 31.

Fiscal 1999 Compared to Fiscal 1998

Net Revenues. Net revenues decreased 7.9% or $55.2 million to $640.4 million in 1999 from the prior year ended September 30, 1998.

Of the net revenues decrease for the year ended September 30, 1999, $31.7 million or 4.6% is attributable to Medicare rate dilution as a result of the Medicare Prospective Pay System implemented on January 1, 1999. Effective January 1, 1998, the Company sold its institutional pharmacy business to Genesis. A decrease in net revenues of $19.7 million or 2.8% relates the impact of the Pharmacy Sale. The remaining decrease is primarily attributable to an overall decrease in census and quality mix in our eldercare centers.

Our quality mix of non-Medicaid patient revenues was 55% and 62% for the years ended September 30, 1999 and 1998, respectively. The decrease is primarily due to the exclusion of pharmacy revenues effective January 1998. Occupancy rates were 91% and 92% for the years ended September 30, 1999 and 1998, respectively.

Operating Expense and Margins. Operating expenses for the year ended September 30, 1999 decreased $8.7 million or 2% from the prior year to $515.8 million. The decrease in operating expenses reflects the impact of the Pharmacy Sale of $16.3 million ($5.2 million of salaries, wages and benefits and $11.1 million of other operating expenses). The offsetting increase of $7.6 million resulted primarily from $10.8 million in higher salaries, wages and benefits offset by a decline in ancillary expenses of $3.2 million.

Facility operating margins (net revenues less operating expense) were 19.5% and 24.6% for the years ended September 30, 1999 and 1998, respectively. Income before interest expense, income taxes, depreciation and amortization, debenture conversion expense, impairment charges, and lease expense (EBITDAR) was 13.5% and 18.5% of net revenues for the years ended September 30, 1999 and 1998, respectively. The dilution in margins is principally due to Medicare Rate dilution as a result of PPS.

Management Fee Expense. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of six percent of Multicare's non-extraordinary sales (as defined by the Management Agreement) and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees decreased by $3.9 million or 9% to $38.4 million due to the decline in net revenues.

Lease Expense. Lease expense of $13.0 million and $13.2 million for the year ended September 30, 1999 and 1998, respectively was relatively unchanged as the same number of eldercare centers were leased in 1999 as in 1998.

Depreciation and Amortization. Depreciation and amortization expense for the year ended September 30, 1999 increased $0.8 million or 2% from the prior year to $45.7 million. The increase is due to capital expenditures for routine maintenance and renovation. The Company has not completed any acquisitions and has begun little new construction since the Merger.

Interest Expense, net. Net interest expense for the year ended September 30, 1999 increased $4.9 million from the prior year to $66.7 million. The increase is principally due to an increase in the effective borrowing rate of approximately 0.7% to 8.6% for the year ended September 30, 1999.

Impairment Charges. The impairment charges of $397.3 million for the year ended September 30, 1999 relate to the write-down of long-lived assets pursuant to SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, ("SFAS 121"). The Company evaluated the recoverability of its long-lived assets, including goodwill. In part, changes in government regulations since the Merger has precluded the Company from achieving operating profits from levels that existed prior to the Merger. In the fourth quarter of fiscal 1999, the Company determined that estimated undiscounted future cash flows were below the carrying value of long-lived assets for 21 centers. The fair market value of the impaired eldercare centers was estimated based on a multiple of projected cash flows resulting in a write-down of $167.4 million of primarily goodwill. In addition, the Company anticipates the sale of 28 centers in Ohio, Illinois and Wisconsin, in the second quarter of fiscal 2000. These centers were evaluated based on the anticipated sales price. Long-lived asset values of all centers anticipated to be sold were compared to the anticipated sales price resulting in a write-down of $229.9 million of primarily goodwill.

Income Tax Provision (Benefit). The provision for income taxes for the year ended September 30, 1999 decreased by $37.8 million to a benefit of $29.0 million. Of the decrease $20.8 million relates to the tax effect of the impairment charge. The remainder of the decrease, $17.0 million, relates to the decrease in operating income before impairment charges of $48.1 million at an effective rate of 35%.

Fiscal 1998 Compared to Fiscal 1997

Net Revenues. Net revenues increased 2.4% or $16.3 million to $695.6 million in 1998 from the prior year ended September 30, 1997.

Of the net revenues increase for the year ended September 30, 1998, $64.7 million or 9.5% is attributable to internal growth, resulting mainly from increases in payor rates and development and opening of additional beds. This growth is offset by a decrease in net revenues of $59.6 million or 8.8% relating to the impact of the Pharmacy Sale and the Therapy Sale. The remaining growth is due to the inclusion of results for the acquisition of the AoDoS Group for a full year in fiscal 1998 as compared to nine months in fiscal 1997.

Our quality mix of non-Medicaid patient revenues was 62% and 67% for the years ended September 30, 1998 and 1997, respectively. The 1997 percentage reflects the inclusion of the Pharmacy and Therapy revenue included in non-Medicaid patient revenues. Occupancy rates were 92% and 91% for the years ended September 30, 1998 and 1997, respectively.

Operating Expense and Margins. Operating expenses for the year ended September 30, 1998 increased $9.0 million or 2% from the prior year to $524.5 million. An increase of $56.7 million resulted primarily from higher salaries, wages and benefits and the expanded utilization of salaried therapists and nursing staffing levels to support higher patient acuities and more complex product lines such as subacute and Alzheimers care. The offsetting decreases in operating expenses reflect the impact of the Pharmacy Sale and the Therapy Sale of $47.7 million ($21.9 million of salaries, wages and benefits and $25.8 of other operating expenses).

Facility operating margins (net revenues less operating expenses) were 24.6% and 24.1% for the years ended September 30, 1998 and 1997, respectively. Income before interest expense, income taxes, depreciation and amortization, debenture conversion expense, and lease expense (EBITDAR) was 18.5% and 19.4% of net revenues for the years ended September 30, 1998 and 1997, respectively.

Management Fee and Corporate, General and Administrative Expense. In connection with the Management Agreement, beginning with fiscal 1998, Genesis manages Multicare's operations for a fee of six percent of Multicare's revenues and is responsible for Multicare's corporate general and administrative expenses. The corporate, general and administrative expenses for the year ended September 30, 1997 included Multicare's resources devoted to operations, finance, legal, risk management and information systems.

Lease Expense. Lease expense for the year ended September 30, 1998 decreased $2.7 million or 17% to $13.2 million. Included in the prior year, was lease expense of $2.9 million for six eldercare centers that were leased in the prior year but acquired in connection with the Merger.

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

Income Tax Expense. The provision for income taxes increased to 97% of pre-tax income for the year ended September 30, 1998 from 37% of pre-tax income in the prior year. The increase relates to non-deductible goodwill amortization resulting from the Merger.

Liquidity and Capital Resources

General

We have substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1999, we had approximately $741,256,000 (excluding current portion of $34,700,000) of long-term indebtedness which represented 69% of our total capitalization. We also have significant long-term operating lease obligations with respect to certain of our eldercare centers. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

         o our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited or impaired;

         o a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available to us for our operations;

         o our operating flexibility is limited by restrictions contained in some of our debt agreements which limit our ability to incur additional indebtedness and enter into other financial transactions, to pay dividends, or sell assets and set forth minimum net worth requirements;

         o our degree of leverage may make us more vulnerable to economic downturns and less competitive, may reduce our flexibility in responding to changing business and economic conditions and may limit our ability to pursue other business opportunities, to finance our future operations or capital needs, and to implement our business strategy; and

         o certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of higher interest rates.


Required payments of principal and interest on our indebtedness is expected to be financed from our cash flow from operations and from the anticipated sale of certain assets in Illinois, Wisconsin and Ohio in the second quarter of our fiscal year 2000. Our ability to make scheduled payments of the principal of, to pay interest thereon, or to refinance our indebtedness, depends on the future performance of our business, which will in turn be subject to financial, business, economic and other factors affecting our business and operations, including factors beyond our control, such as prevailing economic conditions. Our ability to make scheduled payments of the principal or interest depends on our ability to complete the sale of assets in Illinois, Wisconsin and Ohio. Management is currently engaged in discussions for the asset sales, however, we have no firm commitments from potential purchases for these assets. There can be no assurances that the anticipated sales will be consummated and that cash flow from operations will be sufficient to enable us to service our debt and meet our other obligations. If such cash flow is insufficient, we may be required to refinance and/or restructure all or a portion of our existing debt, to sell additional assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such additional sales of assets or additional financing could be achieved. We also have significant long-term operating lease obligations with respect to certain of our sites of service, including eldercare centers.

Operating cash flow will depend upon our ability to effect cost reduction initiatives and to continue to reduce our investment in working capital. We believe that operating cash flow which is expected to be augmented by planned asset sales and refinancing transactions, will be sufficient to meet our future obligations. However, there can be no assurances that the cash flow from our operations will be sufficient to enable us to service our substantial indebtedness and meet our other obligations. At September 30, 1999 and 1998, we had working capital of $10.3 million and $22.8 million, respectively.

Cash flow used in operations was $19.9 million for the year ended September 30, 1999 compared to cash flow provided by operations of $23.1 million in the comparable period of 1998. The decrease in operating cash flows results primarily from the decline in earnings before impairment charges of $30.0 million which is attributable to decreased revenue as a result of the implementation of PPS. Net accounts receivable were $123.1 and $114.2 million at September 30, 1999 and 1998, respectively. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes have had a material adverse effect on the Company's future operating results and cash flows.

Cash flows from investing in fiscal year 1999 includes the deferred management fees due to Genesis of $12.8 million as a source of cash. Capital expenditures of $15.3 million are principally for routine maintenance and renovation. The Company has not completed any new acquisitions and has begun little new construction since the Merger.

Credit Facility and Other Debt

In connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525 million, in the aggregate (collectively, the "Credit Facility"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agents (the "Administrative Agent"), pursuant to a certain credit agreement (the "Long Term Credit Agreement") dated as of October 14, 1997, as amended from time to time.

Multicare entered into a fourth amended and restated credit agreement on August 20, 1999 which made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of assets sales to repay indebtedness under the Tranche A Term Facility and Revolving Facility (defined below), permitted the restructuring of the Put / Call Agreement, as defined, and increased the interest rates applying to the Term Loans (defined below) and the Revolving Facility.

The Credit Facilities consist of three term loans with an aggregate original balance of $400 million (collectively, the "Term Loans"), and a $125 million revolving credit loan (the "Revolving Facility"). The Term Loans amortize in quarterly installments through 2005, of which $34 million is payable in Fiscal 2000. The loans consist of:

         o an original six year term loan maturing in September 2003 with an outstanding balance of $148 million at September 30, 1999 (the "Tranche A Term Facility");

         o an original seven year term loan maturing in September 2004 with an outstanding balance of $147 million at September 30, 1999 (the "Tranche B Term Facility"); and

         o an original eight year term loan maturing in June 2005 with an outstanding balance of $49 million at September 30, 1999 (the "Tranche C Term Facility").

         o The Revolving Facility, with an outstanding balance of $116 million at September 30, 1999, becomes payable in full on September 30, 2003.

The Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Multicare's subsidiaries' real property were also granted. Loans under the Credit Facility bear, at Multicare's option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test.

Effective with the Amendment on August 20, 1999, loans under the Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75%; loans under the Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.0%; loans under the Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.25%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75%. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

All net proceeds of the disposition of certain assets located in Ohio not in excess of $55 million shall be applied against the Revolving Facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held be each applicable lender.

All net proceeds of the disposition of certain assets located in Illinois and Wisconsin shall be applied first against the Tranche A Term Loan, on a pro rata basis in accordance with the relative aggregate principal amounts held by each applicable lender.

The Company anticipates selling 28 eldercare centers with approximately 2,700 beds in Ohio, Illinois and Wisconsin in the second quarter of our fiscal year 2000. The Company may manage these centers subsequent to the sale. Based on the anticipated sales, debt amortization on Tranche A is expected to be reduced by approximately $12.9 million in the fiscal year 2000, $19.3 million in fiscal year 2001, $21.4 million in fiscal year 2002, and $21.4 million in fiscal year 2003. There can be no assurance that any such sales of assets will be achieved.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Multicare and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Multicare and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), as defined, and corporate separateness; and will cause Multicare to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature.

On August 11, 1997, Genesis ElderCare Acquisition Corp. sold $250 million principal amount of 9% Senior Subordinated Notes due 2007 ("the 9% Notes"). Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year.

The 9% Notes are unsecured, general obligations of the issuer, subordinated in right of payment to all existing and future Senior Indebtedness, as defined in the Indenture, of the issuer, including indebtedness under the Senior Facilities. The 9% Notes rank pari passu in right of payment with any future senior subordinated indebtedness of the issuer and are senior in right of payment to all future subordinated indebtedness of the issuer. The 9% Notes are redeemable at the option of the issuer, in whole or in part, at any time on or after August 1, 2002, initially at 104.5% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2004. The 9% Notes are subject to mandatory redemption at 101%. Upon a Change in Control, as defined in the Indenture, the issuer is required to make an offer to purchase the 9% Notes at a purchase price equal to 101% of their principal amount, plus accrued interest. The Indenture contains a number of covenants that, among other things, restrict the ability of the issuer of the 9% Notes to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, issue the capital stock of its subsidiaries, engage in mergers or consolidations or asset sales, engage in certain transactions with affiliates, and other restrictions affecting its subsidiaries.

Merger and Other Transactions

Upon the consummation of the Merger, Multicare assumed all obligations of Acquisition Corp. with respect to and under the 9% Notes and the related Indenture.

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1.9 million and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. At September 30, 1999 $26.9 million is subordinated and due to Genesis Health Ventures, Inc. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

On October 10, 1997, Genesis entered into the Therapy Sale pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24.0 million, subject to adjustment.

On October 10, 1997, Genesis and one of its wholly-owned subsidiaries entered into the Pharmacy Sale pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50.0 million, subject to adjustment (the "Pharmacy Sale"). We completed the Pharmacy Sale effective January 1, 1998.

In February 1998 ElderTrust ("ETT"), a Maryland real estate investment trust sponsored by Genesis, made term loans to our subsidiaries with respect to the lease-up of three assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to our right to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to us, upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that we will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to us under minimum rent leases. The initial term of any minimum rent lease will be ten years, and then we will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of:

         o 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or

         o one-half of the increase in the Consumer Price Index during the immediately preceding year.

During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3,000 per residential unit in each assisted living facility covered by a minimum rent lease.

Legislative and Regulatory Issues


Legislative and regulatory action, including but not limited to the 1997 Act and the Refinement Act, has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted us. The changes have limited, and are expected to continue to limit, payments increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

See "Cautionary Statements Regarding Forward Looking Statements," "Business - Revenue Sources" and "Business-Government Regulation."

Anticipated Impact of Healthcare Reform

The majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of the Refinement Act, regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, and our ability to reduce costs.

See "Cautionary Statements Regarding Forward Looking Statements," "Business - Revenue Sources" and "Business Governmental Regulation."

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services. We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See "Cautionary Statements Regarding Forward Looking Statements."

Year 2000 Compliance


We have implemented a process to address our Year 2000 compliance issues. The process includes:


     o an inventory and assessment of the compliance of the essential systems and equipment of the Company and of Year 2000 mission critical suppliers, customers, and other third parties,

     o   the remediation of non-compliant systems and equipment, and

     o   contingency planning.

Our Year 2000 work is being performed and paid for by Genesis Health Ventures , Inc., manager of our operations under the terms of a long-term management agreement. Our manager has concluded its inventory and assessment work and has concluded its remediation of information technology ("IT") systems and equipment and non-IT systems and equipment (embedded technology). Our manager has substantially completed its review of the systems and equipment of critical suppliers, customers and other third parties.

With respect to the Year 2000 compliance of critical third parties, we derive a substantial portion of our revenues from the Medicare and Medicaid programs. In 1998, the HCFA Administrator asserted that all systems necessary to make payments to fiscal intermediaries would be compliant. The Administrator provided further assurance that intermediary systems would also be compliant well in advance of the deadline. All Medicare and most Medicaid intermediaries have reported to our manager that they are either already compliant or will be prior to the end of 1999. Our manager has worked actively to confirm the Year 2000 readiness status for each intermediary and continues to work cooperatively with a few remaining Medicaid plans to ensure appropriate continuing payments for services rendered to all government-insured patients.

We have remediated our critical IT and non-IT systems and equipment. We have also prepared contingency plans in the event that essential systems and equipment fail to be Year 2000 compliant. We believe we have achieved Year 2000 compliance for all our essential systems and equipment; although there can be no assurance that potential non-compliance will not have a material adverse effect on our business, financial condition or results of operations. In addition there can be no assurance that all of our critical suppliers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Our manager's aggregate costs directly related to Year 2000 compliance efforts is approximately $2,100,000. Our analysis of our Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate or complete.

Our failure or the failure of third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Our potential risks include:


         o the inability to deliver patient care related services in the Company's facilities and / or in non- affiliated facilities,

         o the delayed receipt of reimbursement from the Federal or State governments, private payors, or intermediaries,

         o the failure of security systems, elevators, heating systems or other operational systems and equipment of the Company's facilities and

         o the inability to receive critical equipment and supplies from vendors.

Each of these events could have a material adverse affect on the Company's business, results of operations and financial condition.

Contingency plans for our Year 2000-related issues have been developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems.

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

New Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("the Statement"). This statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. This Statement is effective for fiscal years beginning after December 15, 1998 or our fiscal year ending September 30, 2000. We expect the cumulative effect of the accounting change to be approximately $3.1 million, net of tax, which will be recorded in the Company's quarter ending December 31, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 2000. We intend to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on our earnings or financial position.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk


We are exposed to the impact of interest rate changes. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing our exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount we would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The three-month LIBO rate is approximately 5.51% at September 30, 1999. The estimated amount we would pay to terminate our interest rate swap agreements outstanding at September 30, 1999 is approximately $1.0 million. The fair value of our debt, based on quoted market prices or current rates for similar instruments with same maturities was approximately $408,257,000 and $743,332,000 September 30, 1999 and September 30, 1998, respectively. The table below represents the contractual or notional balances of our fixed rate and market sensitive instruments at expected maturity dates and the weighted average interest rates.

($ in thousands)

  Liabilities
  ------------------------------------------------------------------------------------------------------------------
                                                              Expected Maturity
                            2000         2001        2002          2003          2004       Thereafter     Total
  ------------------------------------------------------------------------------------------------------------------
  Long Term Debt:
     Fixed Rate              $700      $20,394      $15,103          $710          $773      $278,401     $316,081
     Average Interest        9.1%         9.1%         9.1%          9.0%          9.0%          9.4%         9.1%
     Rate

     Variable Rate        $34,000      $38,000      $42,000      $158,000      $153,000       $34,875     $459,875
     Average Interest
     Rate               Libor +3.9%  Libor +3.9%  Libor +3.9%   Libor +3.9%   Libor +4.1    Libor +4.3   Libor + 3.9
  ------------------------------------------------------------------------------------------------------------------


  Interest Rate Derivatives
  ------------------------------------------------------------------------------------------------------------------
                                                             Expected Maturity
                            2000         2001        2002          2003          2004       Thereafter     Total
  ------------------------------------------------------------------------------------------------------------------
  Interest Rate Swaps:
  Variable to Fixed                                              $100,000                                 $100,000
     Average Fixed                                                   5.6%                                     5.6%
     Pay Rate
     Average Variable
     Rate                                                          Libor                                    Libor
  ------------------------------------------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report .....................................................................   32
Consolidated Balance Sheets as of September 30, 1999 and 1998 ....................................   33
Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997
     (unaudited) and the nine month period ended September 30, 1997 ..............................   34
Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999 and 1998,
    and the nine month period ended September 30, 1997 ...........................................   35
Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997,
    (unaudited) and the nine month period ended September 30, 1997 ...............................   36
Notes to Consolidated Financial Statements .......................................................37-49

The Board of Directors
The Multicare Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998, and the nine month period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Multicare Companies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, and the nine month period ended September 30, 1997 in conformity with generally accepted accounting principles.



KPMG LLP

Philadelphia, Pennsylvania
December 1, 1999

                 The Multicare Companies, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)


                                                                                                   September 30,
                                                                                         ------------------------------
                                                                                             1999             1998
                                                                                         ------------     -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                              $      3,967     $      11,344
  Accounts receivable, net of allowance for doubtful accounts
    of $18,494 and $10,080 in 1999 and 1998, respectively                                     123,131           114,210
  Prepaid expenses and other current assets                                                    13,130            16,208
  Deferred taxes                                                                                2,027             2,117
                                                                                         ------------     -------------
    Total current assets                                                                      142,255           143,879

Property, plant and equipment:
  Land, buildings and improvements                                                            590,334           678,748
  Equipment, furniture and fixtures                                                            57,996            51,013
  Construction in progress                                                                     15,197             9,627
                                                                                         ------------     -------------
                                                                                              663,527           739,388
  Less:  accumulated depreciation and amortization                                             42,156            20,276
                                                                                         ------------     -------------
                                                                                              621,371           719,112

Goodwill, net                                                                                 480,809           778,231
Debt issuance costs, net                                                                       17,444            18,956
Other assets                                                                                   40,485            38,777
                                                                                         ------------     -------------
                                                                                         $  1,302,364     $   1,698,955
                                                                                         ============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $     44,062     $      30,188
  Accrued liabilities                                                                          53,143            60,226
  Current portion of long-term debt                                                            34,700            30,647
                                                                                         ------------     -------------
    Total current liabilities                                                                 131,905           121,061

Long-term debt                                                                                741,256           725,194
Deferred taxes                                                                                 76,007           105,023
Due to Genesis Health Ventures, Inc. and Other Liabilities                                     27,285            14,439


Stockholders' equity:
  Common stock, par value $.01, 100 shares authorized,
     100 issued and outstanding in 1999 and 1998                                                  ---               ---
  Additional paid-in capital                                                                  733,000           733,000
  Retained earnings (deficit)                                                               (407,089)               238
                                                                                         ------------     -------------
    Total stockholders' equity                                                                325,911           733,238
                                                                                         ------------     -------------
                                                                                         $  1,302,364     $   1,698,955
                                                                                         ============     =============

See accompanying notes to consolidated financial statements.

                 THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                 (In thousands)


                                                                                                           Nine month
                                                                             Year ended                   period ended
                                                                            September 30,                 September 30,
                                                              ---------------------------------------     -------------
                                                                 1999            1998          1997            1997
                                                              ---------        -------        -------     -------------
                                                                                           (unaudited)
Net revenues                                                 $  640,414        695,633        679,292        $533,952

Expenses:
      Operating expenses:
         Salaries, wages and benefits                           330,254        341,859        325,020         255,762
         Other operating expenses                               185,546        182,683        190,556         150,411
      Corporate, general and administrative expense                 ---            ---         31,984          25,203
      Management fee                                             38,360         42,235            ---             ---
      Lease expense                                              12,955         13,194         15,929          12,693
      Depreciation and amortization expense                      45,702         44,875         27,916          21,620
      Interest expense, net                                      66,671         61,728         27,857          21,640
      Debenture conversion expense                                  ---            ---            785             785
      Impairment charges                                        397,269            ---            ---             ---
                                                              ---------        -------        -------         -------
         Total expenses                                       1,076,757        686,574        620,047         488,114

         Income (loss) before income taxes and
           extraordinary item                                 (436,343)          9,059         59,245          45,838

Income tax provision (benefit)                                 (29,016)          8,821         22,152          17,087
                                                              ---------        -------        -------         -------
           Income (loss) before extraordinary item            (407,327)            238         37,093          28,751
Extraordinary item - loss on extinguishment
    of debt, net of tax benefit                                    ---             ---          2,219             873
                                                              ---------        -------        -------         -------
           Net income (loss)                                 $(407,327)            238         34,874         $27,878
                                                              =========        =======        =======         =======



See accompanying notes to consolidated financial statements.

                 The Multicare Companies, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                     Years Ended September 30, 1999 and 1998
               and the Nine Month Period Ended September 30, 1997

                                 (In thousands)

                                               Common Stock          Additional      Retained            Total
                                               ------------           Paid-In        Earnings         Stockholders'
                                             Shares     Amount        Capital        (Deficit)           Equity
                                          ---------   ---------     -----------     -----------       ----------
Balances, December 31, 1996                  30,134   $     301     $   143,513     $   64,121        $  207,935
  Exercise of stock options
      (including tax benefit)                    21         ---             277            ---               277
  Debt conversion                             1,530          15          26,087            ---            26,102
  Shares issued under stock purchase
      plan                                       45           1             773            ---               774
  Contingent stock purchase
      commitment and other                        1         ---             208            ---               208
  Net income                                    ---         ---             ---         27,878            27,878
                                          ---------   ---------     -----------     -----------       ----------
Balances, September 30, 1997                 31,731   $     317     $   170,858     $   91,999        $  263,174

  Merger with Genesis Eldercare
  Acquisition Corp.                        (31,731)       (317)       (170,858)        (91,999)         (263,174)
  Equity Contribution, net                      ---         ---         733,000            ---           733,000
  Net income                                    ---         ---             ---            238               238
                                          ---------   ---------     -----------     -----------       ----------

Balances, September 30, 1998                    ---   $     ---     $   733,000     $       238       $  733,238
  Net loss                                      ---         ---             ---        (407,327)        (407,327)
                                          ---------   ---------     -----------     -----------       ----------
Balances, September 30, 1999                    ---   $     ---     $   733,000     $  (407,089)      $  325,911
                                          =========   =========     ===========     ===========       ==========


See accompanying notes to consolidated financial statements.

                  THE MULTICARE COMPANIES, INC AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                                      Nine Month
                                                           Fiscal Years Ended September 30,          Period Ended
                                                    ---------------------------------------------    September 30,
                                                       1999           1998             1997              1997
                                                    ----------     -----------     --------------   --------------
   Cash flows from operating activities:                                               (Unaudited)
   Net income (loss)                                $(407,327)     $       238     $       34,874       $  27,878
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Impairment charges                                397,269             ---                ---             ---
     Extraordinary item                                    ---             ---              3,698           1,456
     Depreciation and amortization                      45,702          44,722             27,706          21,332
     Changes in assets and liabilities:
       Deferred taxes                                 (29,016)          28,724            (2,953)             ---
       Accounts receivable                            (35,704)        (42,734)           (14,080)        (16,196)
       Prepaid expenses and other current assets         3,077         (4,402)            (6,185)         (7,001)
       Accounts payable and accrued liabilities          6,108         (3,433)             25,153           9,579
                                                    ----------     -----------     --------------          ------
       Net cash provided by (used in) operating
       activities                                      (19,891)        23,115              68,213          37,048
                                                    ----------     -----------     --------------          ------
Cash flows from investing activities:
   Assets and operations acquired                          ---         (1,563)           (92,695)        (22,568)
   Capital expenditures                               (15,307)        (25,803)           (54,226)        (39,301)
   Purchase of shares in tender offer                      ---       (921,326)                ---             ---
   Costs in connection with merger                         ---       (102,733)                ---             ---
   Proceeds from repayment of construction
    advances                                               ---             ---             13,100          13,100
   Proceeds from sale of pharmacy business                 ---          50,000                ---             ---
   Proceeds from sale of therapy business                  ---          24,000                ---             ---
   Other                                                10,653         (4,212)           (12,024)         (9,465)
                                                    ----------     -----------     --------------          ------
       Net cash used in investing activities           (4,654)       (981,637)          (145,845)        (58,234)
                                                    ----------     -----------     --------------          ------

Cash flows from financing activities:
   Proceeds from issuance of common stock                  ---             ---             51,942             ---
   Proceeds from exercise of stock options and
    stock purchase plan                                    ---             ---              1,351           1,075
   Proceeds from issuance of put options                   ---             ---                184             184
   Equity contribution                                     ---         733,000                ---             ---
   Debt and other financing obligation
   repayments in connection with merger                    ---       (453,725)                ---             ---
   Proceeds from long-term debt                        320,911       2,306,947            457,181         112,400
   Payments of long-term debt                        (300,796)     (1,596,892)          (431,718)        (91,310)
   Debt issuance costs                                 (2,947)        (21,582)            (1,083)           (195)
                                                    ----------     -----------     --------------          ------
Net cash provided by financing activities               17,168         967,748             77,857          22,154
                                                    ----------     -----------     --------------          ------
Increase (decrease) in cash and cash equivalents       (7,377)           9,226                225             968
Cash and cash equivalents at beginning of period        11,344           2,118              1,893           1,150
                                                    ----------     -----------     --------------          ------
Cash and cash equivalents at end of period          $    3,967     $    11,344     $        2,118       $   2,118
                                                    ==========     ===========     ==============          ======
Supplemental disclosure of non cash investing
  and financing activities:
Fair value of assets and operations acquired        $      ---     $    16,622     $      121,026       $  24,937
Debt and liabilities assumed in connection with
 assets and operations acquired                            ---          15,059             18,314           2,369
Stock issued in connection with assets and
 operations acquired                                       ---             ---             10,017             ---
                                                    ----------     -----------     --------------          ------
                                                    $      ---     $     1,563     $       92,695       $  22,568
                                                    ==========     ===========     ==============          ======

See accompanying notes to consolidated financial statements.

                 The Multicare Companies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                       Years Ended September 30, 1999 and
                      1998, and the Nine Month Period Ended
                               September 30, 1997

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

(1)  Organization and Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. Investments in affiliates in which the Company has a 20% to 50% equity interest are reported using the equity method.

     The operations of Multicare before the Merger (as defined below) are referred to as the Predecessor Company. Effective September 30, 1997, Multicare changed its fiscal year end to September 30 from December 31.

     All significant intercompany transactions and accounts of the Company have been eliminated.

     Multicare operates predominantly in one industry segment, operating skilled eldercare centers, which represents over 95% of consolidated revenues.

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

     (b) Financial Instruments

     The carrying amounts of cash and cash equivalents, and other current assets and current liabilities approximate fair value due to the short term maturity of these instruments. The fair value of the Company's long term debt is estimated based on quoted market prices or current rates offered to the Company for similar instruments with the same remaining maturities.

     (c) Property, Plant and Equipment

     Land, buildings and improvements, equipment, furniture and fixtures are stated at fair market value at the date of the Merger (as defined below). Subsequent additions are stated at cost. Depreciation of buildings and improvements is calculated using the straight-line method over their estimated useful lives that range from twenty to thirty-five years. Depreciation of equipment and furniture and fixtures is calculated using the straight-line method over their estimated useful lives of seven years. Depreciation expense was $22,197, $22,227 and $15,969, respectively for the years ended September 30, 1999 and 1998, and the nine month period ended September 30, 1997.

     The Company records impairment losses on long-lived assets including property, plant and equipment used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     (d) Goodwill

     Goodwill resulting from acquisitions accounted for as purchases of $520,109 and $797,411 at September 30, 1999 and 1998 is amortized on a straight-line basis over periods of five to forty years. As of September 30, 1999 and 1998 accumulated amortization of goodwill was $39,300 and $19,180, respectively.

     Goodwill is reviewed for impairment whenever events or circumstances provide evidence that support that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance will be recovered through projected undiscounted future cash flows. See Note 6.

     (e) Debt Issuance Costs

     Debt issuance costs are amortized on a straight-line basis which approximates the effective interest method over periods of seven to ten years.

     (f) Other Assets

     Direct costs of $4,946 and $2,041 at September 30, 1999 and 1998 were incurred to develop certain facilities and were deferred during the start-up period and amortized on a straight-line basis over five years.

     At September 30, 1999 and 1998, investments in non-consolidated affiliates included in other assets amounted to $16,684 and $18,792, respectively. Results of operations relating to the non-consolidated affiliates were insignificant to the Company's consolidated financial statements the years ended September 30, 1999 and 1998.

     (g) Net Revenues

     Net revenues primarily consist of services paid for by patients and amounts for services provided that are reimbursable by certain third-party payors. Medicare and Medicaid revenues are determined by various rate setting formulas and regulations. Net revenues are recorded net of contractual allowances. Final determinations of amounts paid by Medicaid and Medicare are subject to review or audit. In the opinion of management, adequate provision has been made for any adjustment that may result from these reviews or audits. To the extent that final determination may result in amounts which vary from management estimates, future earnings will be charged or credited. Net revenues also include management fees revenue of $10,978, $13,306 and $9,995 for the years ended September 30, 1999 and 1998, and the nine month period ended September 30, 1997, respectively.

     The distribution of net patient service revenue by class of payor was as follows:

                                       Year Ended              Year Ended           Nine Months Ended
       Class of Payor              September 30, 1999      September 30, 1998      September 30, 1997
                                   ------------------      ------------------      ------------------
       Private pay and other           $211,558                 256,699                  232,260
       Medicaid                         285,559                 263,507                  174,651
       Medicare                         143,297                 175,427                  127,041
                                        -------                 -------                  -------
                                       $640,414                 695,633                  533,952
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

     (i) New Accounting Pronouncements


     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("the Statement"). This statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operations. The Company expects the cumulative effect of the accounting change to be approximately $3.1 million, net of tax which will be recorded in the Company's quarter ending December 31, 1999.


     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 2000. We intend to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on our earnings or financial position.


(3)  Certain Significant Risks and Uncertainties

The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

We have substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1999, we had approximately $741,256 of long-term indebtedness (excluding current portion of $34,700) which represented 69% of our total capitalization. We also have significant long-term operating lease obligations with respect to certain of our eldercare centers. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

         o the Company's ability to obtain additional financing in the future for working capital, capital expenditures, or other purposes may be limited or impaired;

         o a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on the Company's indebtedness, thereby reducing the funds available to us for our operations;

         o the Company's operating flexibility is limited by restrictions contained in some of the Company's debt agreements which set forth minimum net worth requirements and/or limit the Company's ability to incur additional indebtedness, to enter into other financial transactions, to pay dividends, or to sell assets;

         o the Company's degree of leverage may make it more vulnerable to economic downturns and less competitive, may reduce the Company's flexibility in responding to changing business and economic conditions and may limit the Company's ability to pursue other business opportunities, to finance the Company's future operations or capital needs, and to implement its business strategy; and

         o certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company's to the risk of greater interest rates.


The Company expects to finance required payments of principal and interest on our indebtedness from its cash flow from operations and from the anticipated sale of certain assets in Illinois, Wisconsin and Ohio in the second quarter of our fiscal year 2000. Management is currently engaged in discussions for the asset sales, however, the Company has no firm commitments from potential purchasers for these assets. The Company's ability to make scheduled payments of the principal or interest on, or to refinance indebtedness, depends on the future performance of the Company's business, which is in turn subject to financial, business, economic and other factors affecting the Company's business and operations, including factors beyond its control, such as prevailing economic conditions. There can be no assurances that the anticipated sales will be consummated and that cash flow from operations will be sufficient to enable the Company's to service its debt and meet other obligations. If such cash flow is insufficient, the Company may be required to refinance and/or restructure all or a portion of its existing debt, to sell additional assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such additional sales of assets or additional financing could be achieved.

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, and other third party payors. The health care industry is experiencing a strong trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by the Company.

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

         o the adoption of the Medicare Prospective Payment System ("PPS") pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act; and

         o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

While the Company has prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on its business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect the Company's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

(4)  Tender Offer and Merger and its Restructuring

In October 1997, Genesis, affiliates of Cypress, TPG and certain of its affiliates and an affiliate of Nazem, acquired all of the issued and outstanding common stock of Genesis ElderCare Corp., a Delaware corporation. Cypress, TPG and Nazem purchased 210,000, 199,500 and 10,500 shares of Genesis ElderCare Corp. common stock, respectively, representing in the aggregate approximately 56.4% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $420,000. Genesis purchased 325,000 shares of Genesis ElderCare Corp. common stock, representing approximately 43.6% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $325,000. Cypress, TPG and Nazem are sometimes collectively referred to herein as the "Sponsors." Genesis also entered into an asset sale agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 (the "Therapy Sale") and a stock purchase agreement (the "Pharmacy
Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000 (the "Pharmacy Sale"). The Company completed the Pharmacy Sale effective January 1, 1998. The Company completed the Therapy Sale in October 1997.

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of Multicare, making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put / call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp.

On October 9, 1997, Genesis ElderCare Corp. and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis ElderCare Network Services manages Multicare's operations.

Restructuring

On October 8, 1999, Genesis entered into a restructuring agreement with Cypress, TPG and Nazem (the "Restructuring Agreement") to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare.

Amendment to Put/Call Agreement

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for shares of Genesis preferred stock. In addition, the Call under the Put/Call Agreement was amended to provide Genesis with the right to purchase all of the shares of common stock of Genesis ElderCare Corp. not owned by Genesis for $2,000,000 in cash at any time prior to the 10th anniversary of the closing date of the restructuring transaction.

Amendment to Stockholders Agreement

On November 15, 1999, the Multicare Stockholders Agreement was amended to:

         o provide that all shareholders will grant to Genesis an irrevocable proxy to vote their shares of common stock of Genesis ElderCare Corp. on all matters to be voted on by shareholders, including the election of directors;

         o provide that Genesis may appoint two-thirds of the members of the Genesis ElderCare Corp. board of directors;

         o omit the requirement that specified significant actions receive the approval of at least one designee of each of Cypress, TPG and Genesis;


         o permit Cypress, TPG and Nazem and their affiliates to sell their Genesis ElderCare Corp. stock, subject to certain limitations;


         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o     eliminate all pre-emptive rights.


(5)      Acquisitions/Dispositions


     In December 1996, the Company completed the acquisition of The AoDoS Group (AoDoS). The Company paid approximately $10,000, repaid or assumed approximately $29,800 in debt, financed $51,000 through a lease facility, and issued 554,973 shares of its common stock for AoDoS. Total goodwill approximated $30,700 which was amortized over period of twenty-five to forty years.

     All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each facility from the date of acquisition.

     The following 1998 unaudited pro forma information has been prepared as if the Pharmacy Sale had been completed on October 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of the respective periods presented.

                                                                 September 30,
                                                                     1998
                                                                 -------------
                                                                  (Unaudited)
                Net revenues                                         $678,589
                Income (loss) before extraordinary item                   474
                Net income (loss)                                    $    474

(6)  Asset Impairment

     Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company evaluated the recoverability of its long-lived assets, including goodwill. In part, changes in government regulations since the Merger have precluded the Company from achieving operating profits from levels that existed prior to the Merger. In the fourth quarter of fiscal 1999, the Company determined that estimated undiscounted future cash flows for 21 centers were below the carrying value of long-lived assets. The fair market value of the impaired eldercare centers was estimated based on a multiple of projected cash flows resulting in a write-down, primarily of goodwill of $167.4 million. In addition, the Company anticipates the sale of 28 centers in Ohio, Illinois and Wisconsin, in the second quarter of fiscal 2000. Management is currently engaged in discussions for the asset sales, however, the Company has no firm commitments from potential purchasers for these assets. These centers were evaluated based on the anticipated sales price. Long-lived asset values of all centers anticipated to be sold were compared to the expected sales price resulting in a write-down, primarily of goodwill, of $229.9 million.

(7)  Income Taxes

     The provision for income taxes, exclusive of income taxes related to the extraordinary items, consists of the following:

                                                    September 30,
                                         1999            1998            1997
                                    -----------       --------       ---------
                    Federal:
                Current             $       ---       $  8,647       $  15,029
                Deferred                 29,016             79             133
                    State:
                Current                     ---             87           1,908
                Deferred                    ---              8              17
                                    -----------       --------       ---------
                                    $    29,016       $  8,821       $  17,087
                                    ===========       ========       =========


     Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income before income taxes and extraordinary items as a result of the following:

                                                           Year Ended               Year Ended           Nine Months Ended
                                                       September 30, 1999       September 30, 1998      September 30, 1997
                                                       ------------------       ------------------      ------------------
       Computed "expected" tax expense                        $(152,720)                   3,170               $16,043
       Increase in income taxes resulting from:
           State and local income taxes, net of
            federal tax benefits                                    ---                       95                   169
           Amortization of goodwill                             123,704                    6,280                   875
           Work opportunity tax credits                             ---                     (724)                  ---
                                                              ---------                   ------               -------
                                                              $ (29,016)                   8,821               $17,087
                                                              =========                   ======               =======


     The tax effects of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                              September 30,
                                                           1999          1998
                                                         -------      --------
             Deferred tax assets:
               Accounts receivable                       $ 1,325      $  1,325
               Employee benefits and compensated
               absences                                      702           792
                                                         -------      --------
                                                         $ 2,027      $  2,117
                                                         =======      ========
             Deferred tax liabilities:
               Property, plant and equipment             $75,491      $104,179
               Other                                         516           844
                                                         -------      --------
                                                         $76,007      $105,023
                                                         =======      ========

     Cash paid for income taxes was $0, $1,542, and $6,580 in the years ended September 30, 1999 and 1998, and the nine month period ended September 30, 1997, respectively.

(8)  Financing Obligations



     A summary of long-term debt follows:

                                                                                      September 30,
                                                                                  1999             1998
                                                                                ---------       ---------
     Bank credit facility, with interest at approximately 8.3% and 8.2% in
         1999 and 1998 ("Senior Facilities")                                    $ 459,875       $ 438,875
     Senior subordinated notes, due 2007, net of unamortized original issue discount of $1,101 and $1,241 in 1999 and 1998, respectively
         with interest at 9.0%                                                    248,899         248,759
     Term Loans with ElderTrust with interest at 10.5%                             19,650          19,650
     Mortgages and other debt, including unamortized premium of $3,259 and
         $3,573 in 1999 and 1998, respectively, payable in varying monthly or quarterly installments with interest at rates between 6.0% and 11.5%.
         These loans mature between 2002 and 2033                                  47,532          48,557
                                                                                ---------       ---------
                                                                                  775,956         755,841
      Less current portion                                                         34,700          30,647
                                                                                ---------       ---------
      Long-term debt, less current portion                                      $ 741,256       $ 725,194
                                                                                =========       =========

In connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525 million, in the aggregate (collectively, the "Credit Facility"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agents (the "Administrative Agent"), pursuant to a certain credit agreement (the "Long Term Credit Agreement") dated as of October 14, 1997, as amended form time to time.

On August 20, 1999 Multicare entered into a certain Amendment No. 4 and Waiver to Credit Agreement ("Amendment") which made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of assets sales to repay indebtedness under the Tranche A Term Facility and Revolving Facility (defined below), permitted the restructuring of the Put / Call Agreement, as defined, and increased the interest rates applying to the Term Loans (defined below) and the Revolving Facility.

The Credit Facilities consist of three term loans with an aggregate original balances of $400 million (collectively, the "Term Loans"), and a $125 million revolving credit loan (the "Revolving Facility"). The Term Loans amortize in quarterly installments through 2005, of which $34 million is payable in Fiscal 2000. The loans consist of:

         o an original six year term loan maturing in September 2003 with an outstanding balance of $148 million at September 30, 1999 (the "Tranche A Term Facility");

         o an original seven year term loan maturing in September 2004 with an outstanding balance of $147 million at September 30, 1999 (the "Tranche B Term Facility"); and

         o an original eight year term loan maturing in June 2005 with an outstanding balance of $49 million at September 30, 1999 (the "Tranche C Term Facility").

         o The Revolving Facility, with an outstanding balance of $116 million at September 30, 1999, becomes payable in full on September 30, 2003.

The Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Multicare's subsidiaries' real property were also granted. Loans under the Credit Facility bear, at Multicare's option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test.

Effective with the Amendment on August 20, 1999, loans under the Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75%; loans under the Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.0%; loans under the Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.25%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75%. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

All net proceeds of the disposition of certain assets located in Illinois and Wisconsin shall be applied first against the Tranche A Term Loan, on a pro rata basis in accordance with the relative aggregate principal amounts held by each applicable lender.

All net proceeds of the anticipated disposition of certain assets located in Ohio not in excess of $55 million shall be applied against the Revolving Facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held be each applicable lender.

The Company anticipates selling 28 eldercare centers with approximately 2,700 beds in Ohio, Illinois and Wisconsin in the second quarter of our fiscal year 2000. The Company anticipates managing these centers subsequent to the sale. Based on the anticipated sales, debt amortization on Tranche A is expected to be reduced by approximately $12.9 million in the fiscal year 2000, $19.3 million in fiscal year 2001, $21.4 million in fiscal year 2002, and $21.4 million in fiscal year 2003. There can be no assurance that any such sales of assets will be achieved.

The Credit Facility (as amended) contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Multicare and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Multicare and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), as defined, and corporate separateness; and will cause Multicare to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature.

On August 11, 1997, Genesis ElderCare Acquisition Corp. sold $250 million principal amount of Senior Subordinated Notes due 2007 (the "9% Notes") which were issued pursuant to the Indenture. Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year.

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

Upon the consummation of the Merger, the Company assumed all obligations of Acquisition Corp. with respect to and under the 9% Notes and the related Indenture.

In the nine month period ended September 30, 1997 the Company recorded extraordinary charges of $873 net of tax benefits of $583 relating to the restructuring of its credit agreements and the purchase of its 12.5% Notes. The charges are comprised of the write-off of debt issuance costs and original issue discounts, prepayment penalties, and premiums paid above recorded values.

In 1997, $26,506 of Convertible Debentures were converted into common stock. In connection with the early conversion of a portion of the Convertible Debentures, the Company recorded a charge of $785 relating to premiums paid upon conversion.

The Company is subject to various financial and restrictive covenants under its Senior Facilities, the 9% Notes and other indebtedness and is in compliance with such covenants at September 30, 1999.

The aggregate maturities of long-term debt for the five years ending September 30, 2004 and thereafter are as follows:


                         Year               Maturities
                                            ----------
                         2000               $   34,700
                         2001                   58,394
                         2002                   57,103
                         2003                  158,710
                         2004                  153,773
                         Thereafter            311,118
                                            ----------
                                               773,798
                         Discount              (1,101)
                         Premium                 3,259
                                            ----------
                                            $  775,956
                                            ==========

The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. These agreements generally convert underlying variable-rate debt based on three month LIBO Rates into fixed-rate debt. At September 30, 1999, the notional principal amount of these agreements totaled $100,000. At September 30, 1999, the notional principal amount the Company made quarterly payments at a weighted average fixed rate of 5.6% and received payments at a floating rate based on three month LIBO Rate.

Interest expense of $967, $2,136 and $1,816 was capitalized in the years ended September 30, 1999 and 1998, and in the nine month period ended September 30, 1997, respectively, in connection with new construction and facility renovations and expansions.

Cash paid for interest was $67,619, $60,498 and $22,817 in the years ended September 30, 1999 and 1998, and in the nine month period ended September 30, 1997, respectively.

(9)  Accrued Liabilities

     At September 30, 1999 and 1998 accrued liabilities consist of the following:

                                                     1999      1998
                                                  -------   -------
                  Salaries and wages              $15,898   $24,924
                  Interest                          7,165     7,071
                  Insurance                         9,682    10,849
                  Other                            20,398    17,382
                                                  -------   -------
                                                  $53,143   $60,226
                                                  =======   =======

(10) Other Long Term Liabilities

     At September 30, 1999 and 1998 other long term liabilities include $26,868 and $14,079 of accrued management fees under the terms of the Management Agreement (See Note (4) - Tender Offer and Merger and its Restructuring). Since inception of the Management Agreement, 2% of Multicare's net revenue payable as a management fee to Genesis has been deferred. Genesis earns a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year.

(11) Commitments and Contingencies


     The Company has operating leases on certain of its facilities and offices. Minimum rental commitments under all noncancelable leases at September 30, 1999 are as follows:


                         Year
                         2000                   $12,610
                         2001                    12,711
                         2002                    12,754
                         2003                    11,699
                         2004                    10,518
                         Thereafter              35,577
                                                -------
                                                $95,869
                                                =======

     Letters of credit ensure the Company's performance or payment to third parties in accordance with specified terms and conditions. At September 30, 1999 letters of credit outstanding amounted to $1.7 million.

     The Company has guaranteed $7.7 million of indebtedness to others. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Company does not anticipate any material losses as a result of these commitments.

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

(12) Fair Value of Financial Instruments

     The Company believes the carrying amount of cash and equivalents, accounts receivable (net of allowance for doubtful accounts), cost report receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation, accrued interest and income taxes payable approximates fair value because of the short-term maturity of these instruments.

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

     The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate it's interest rate swap agreements outstanding at September 30, 1999 is approximately $1 million.

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

     The fair value of the Company's debt, based on quoted market prices or current rates for similar instruments with the same maturities was approximately $408,257 and $743,332 at September 30, 1999 and 1998, respectively.

(13)  Quarterly Results of Operations (Unaudited)



                                     Fiscal Year Ended September 30, 1999
                        -------------------------------------------------------
                          First          Second         Third          Fourth
                         Quarter         Quarter        Quarter      Quarter(1)
                         -------         -------        -------      ----------
Net revenues             $168,484       $154,725       $157,295       $159,910
Net (loss)                 (2,578)       (10,157)        (8,509)      (386,083)


                                    Fiscal Year Ended September 30, 1998
                        -------------------------------------------------------
                           First         Second         Third          Fourth
                          Quarter        Quarter        Quarter        Quarter
                          -------        -------        -------        -------
Net revenues              $185,778      $170,164       $170,703       $168,988
Net income (loss)            1,358         1,367          1,511         (3,998)



In the fourth quarter of the year ended September 30, 1998, the Company changed its estimate of the effective tax rate for the year from 52% to 97% due to revised estimates of non-deductible goodwill and earnings.


---------
(1) The Company incurred non-cash impairment charges related to the impairment of long-lived assets. See Note 6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 10.  Directors and Executive Officers of the Company.


     The following table sets forth certain information regarding each of our directors and executive officers. Each was elected in connection with the restructuring of the Merger:


Name                  Age      Position
----                  ---      --------
Michael R. Walker     51       Chairman, Chief Executive Officer and Director

George V. Hager, Jr.  43       Executive Vice President, Chief Financial Officer
                               and Director
Richard R. Howard     50       Director



     Michael R. Walker is the Chairman of the Board, Chief Executive Officer and a director of Genesis. Mr. Walker is the founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker has served as Chairman of the Board of Trustees of ElderTrust since its inception in January 1998.

     George V. Hager, Jr. is our Executive Vice President, Chief Financial Officer and a director. Mr. Hager has served as Executive Vice President and Chief Financial Officer of Genesis since February 1994. Mr. Hager joined Genesis in July 1992 as Vice President and Chief Financial Officer. Mr. Hager was previously partner in charge of the healthcare practice for KPMG LLP in the Philadelphia office. Mr. Hager began his career at KPMG LLP in 1979 and has over 15 years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

     Richard R. Howard is a director of Multicare. Mr. Howard has served as a director of Genesis since its inception, as Vice President of Development from September 1985 to June 1986, as President and Chief Operating Officer from June 1986 to April 1997, as President from April 1997 to November 1998 and as Vice Chairman since November 1998. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the common stock on February 12, 1998, with respect to

     o each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock;

     o each person who is currently a director or nominee to be a director of the Company;

     o  all current directors and executive officers of the Company as a group;
        and

     o  those persons named in the Summary Compensation Table.

     To the best of our knowledge, except as otherwise noted, the holder listed below has sole voting power and investment power over the Common Stock owned beneficially own.

Name of Beneficial Owner(1)(2)       Number of Shares           Percent of Class
------------------------             ----------------           ----------------
Genesis ElderCare Corp.                     100                       100%

----------
(1) None of the current directors or executive officers of the Company beneficially own stock of the Company.

(2) None of the persons named in the Summary Compensation beneficially own stock of the Company.

Item 13. Certain Relationships and Related Transactions.

     In connection with the Merger, Multicare and Genesis entered into the Management Agreement pursuant to which Genesis manages our operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into the Therapy Sale Agreement with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment and the Pharmacy Sale Agreement with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment.

     In connection with the Merger, Genesis acquired from certain former stockholders of Multicare the land and buildings of an eldercare facility located in New London, Connecticut, for a purchase price of $8.4 million. Our operating subsidiary that leases the facility pays annual rent to Genesis of $725,000.

     Genesis sponsored the formation of ElderTrust ("ETT"), a Maryland real estate investment trust. Michael R. Walker, our Chairman and Chief Executive Officer and Genesis is Chairman of ETT. In February 1998 ETT made term loans to Multicare with respect to the lease-up of two assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to our right to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

     In February 1998 ElderTrust ("ETT") made term loans to our subsidiaries with respect to the lease up of three assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to our right to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

     ETT is obligated to purchase and leaseback the three facilities that secure the term and construction loans being made to the Company, upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that we will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to us under minimum rent leases. The initial term of any minimum rent lease will be ten years, and we will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of

     o 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or

     o one-half of the increase in the Consumer Price Index during the immediately preceding year.

     During the last four years of the term (as extended, if applicable), we are required to make minimum capital expenditures equal to $3,000 per residential unit in each assisted living facility covered by a minimum rent lease.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a.)   1.    Financial Statements
                      Independent Auditors' Report
                      Consolidated Balance Sheets as of September 30, 1999 and 1998
                      Consolidated Statements of Operations for the years ended
                        September 30, 1999, 1998, and 1997 (unaudited), and the
                        nine months ended September 30, 1997
                      Consolidated Statements of Stockholders' Equity for the
                        years ended September 30, 1999 and 1998, and the nine
                        months ended September 30, 1997
                      Consolidated  Statements  of Cash  Flows  for the  years  ended  September  30,  1999
                        1998  and 1997 (unaudited), and the nine months ended September 30, 1997
                      Notes to Consolidated Financial Statements

                 2.   Financial Statement Schedules
                      Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1999 and 1998, and the nine months ended September 30, 1997

                 3.   Exhibits
                       Exhibit
                       No.                           Description
                      --------                       -----------
                       (1)       2  Reorganization and Subscription Agreement, dated as of August 21, 1992, among The
                                    Multicare Companies, Inc., Daniel E. Straus, Moshael J. Straus, Adina S. Rubin and
                                    Bethia S. Quintas

                      (2)      3.1  Restated Certificate of Incorporation of The Multicare Companies, Inc.
                      (3)      3.2  Certificate of Amendment of Restated Certificate of Incorporation of The Multicare
                                    Companies, Inc.
                      (2)      3.3  By-laws of The Multicare Companies, Inc.
                      (1)      4.1  Indenture for Senior Subordinated Notes

                      (4)      4.2  Fiscal Agency Agreement for Subordinated Convertible Debentures among The Multicare
                                    Companies, Inc., Subsidiary Co-Borrowers, Subsidiary Guarantors and The Chase
                                    Manhattan Bank, N.A.

                      (4)     10.1  Loan Agreement dated October 13, 1992 between Meditrust Mortgage Investments, Inc. and various Glenmark entities
                      (4)     10.2  Intercreditor Agreement dated December 1, 1995 between The Chase Manhattan Bank, N.A.,
                                    Meditrust Mortgage Investments, Inc. and Meditrust of West Virginia, Inc.
                      (4)     10.3  Second Amendment to Loan Agreement entered into effective as of November 30, 1995
                      (4)     10.4  Second Amendment Agreement dated as of February 22, 1996 among The Multicare
                                    Companies, Inc. Subsidiary Co-Borrowers, Subsidiary Guarantors, the Banks Signatory
                                    hereto, and The Chase Manhattan Bank, N.A., as Agent

                      (5)     10.5  Acquisition Agreement, dated as of June 17, 1996, by and among AoDoS/Multicare, Inc.
                                    and Alan D. Solomont, David Solomont, Ahron M. Solomont, Jay H. Solomont, David
                                    Solomont, Susan S. Bailis and the Seller Entities signatory thereto (the "AoDoS
                                    Acquisition Agreement")

                      (5)    10.6   Amendment No. 1, dated August 12, 1996, to the AoDoS Acquisition Agreement.
                      (6)    10.7   Amendment No. 2, dated as of September 25, 1996 to the AoDoS Acquisition Agreement.
                      (6)    10.8   Amendment No. 3, dated as of October 29, 1996 to the AoDoS Acquisition Agreement.
                      (6)    10.9   Amendment No. 4, dated as of December 11, 1996 to the AoDoS Acquisition Agreement.
                      (6)   10.10   Appendix A to Participation Agreement, Master Lease, Supplements, Loan Agreement, and
                                    Lease Facility Mortgages.
                      (7)   10.11   Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare
                                    Corp., Genesis ElderCare Acquisition Corp., Genesis Health Ventures, Inc.
                                    and The Multicare Companies, Inc.
                      (8)   10.12   Third Amended and Restated Credit Agreement dated October 9, 1997 to Genesis Health
                                    Ventures, Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank
                                    and NationsBank, N.A.
                      (9)   10.13   Credit Agreement dated October 14, 1997 to The Multicare Companies, Inc. from Mellon
                                    Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.
                      (9)   10.14   Management Agreement dated October 9, 1997 among The Multicare Companies, Inc.,
                                    Genesis Health Ventures, Inc. and Genesis ElderCare Network Services, Inc.
                      (8)   10.15   Stockholders' Agreement dated October 9, 1997 among Genesis ElderCare Corp., The
                                    Cypress Group L.L.C., TPG Partners II, L.P., Nazem, Inc. and Genesis Health Ventures,
                                    Inc.
                      (8)   10.16   Put/Call Agreement dated October 9, 1997 among The Cypress Group L.L.C., TPG Partners
                                    II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.
                      (9)   10.17   Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc.,
                                    The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc.,
                                    Horizon Medical Equipment and Supply, Inc., Institutional Health Care Services, Inc.,
                                    Care4, L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare
                                    of Massachusetts, Inc.
                      (9)   10.18   Asset Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc.,
                                    The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon
                                    Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc. and Total
                                    Rehabilitation Center, L.L.C.
                      (10)  10.19   Amendment No. 1 to Credit Agreement, October 14, 1997 Multicare Inc. from Mellon Bank,
                                    N.A., Citicorp. USA Inc., First Union Bank and NationsBank, N.A. (10)10.19
                                    Amendment No. 1 to Credit Agreement, October 14, 1997 Multicare Inc. from Mellon Bank,
                                    N.A., Citicorp. USA Inc., First Union Bank and NationsBank, N.A.
                      (10)  10.20   Amendment No. 2 to Credit Agreement, October 14, 1997 Multicare Inc. from Mellon Bank,
                                    N.A., Citicorp. USA Inc., First Union Bank and NationsBank, N.A.
                      (10)  10.21   Amendment No. 3 to Credit Agreement, October 14, 1997 Multicare Inc. from Mellon Bank,
                                    N.A., Citicorp. USA Inc., First Union Bank and NationsBank, N.A.

                            10.22   Amendment No. 4 to Credit Agreement, October 14, 1997 Multicare Inc. from Mellon Bank,
                                    N.A., Citicorp. USA Inc., First Union Bank and NationsBank, N.A.
                               21   Subsidiaries of the Registrant
                               27   Financial Data Schedule
----------------------------------------------------
(1)   Incorporated by reference from Registration Statement No. 33-51176 on Form S-1 effective November 18, 1992.
(2)   Incorporated by reference from Registration Statement No. 33-65444 on Form S-1 effective August 18, 1993.
(3)   Incorporated by reference from Registration Statement No. 33-79298 effective June 22, 1994.
(4)   Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1995.
(5)   Incorporated by reference from Registration Statement No. 333-12819 on Form S-3 effective October 24, 1996.
(6)   Incorporated by reference from Current Report on Form 8-K, dated December 26, 1996.
(7)   Incorporated by reference to the Tender Offer on Schedule 14D-1 filed by Genesis ElderCare Acquisition Corp. on
      June 20, 1997.
(8)   Incorporated by reference to Amendment No.7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis
      ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20,1997.
(9)   Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 9, 1997.
(10)  Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly period ended December 31, 1998.

                          Independent Auditors' Report


The Board of Directors
The Multicare Companies, Inc.:


Under date of December 1, 1999, we reported on the consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998, and the nine month period ended September 30, 1997 as contained in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP


Philadelphia, Pennsylvania
December 1, 1999

                                                                     SCHEDULE II



                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES
                                        .
                        Valuation and Qualifying Accounts

                  Years ended September 30, 1999 and 1998, and
                 the nine month period ended September 30, 1997

                                 (In thousands)


                                        Balance at    Charged to    Charged to                  Disposition      Balance
                                       beginning of    costs and       other       Deductions        of           at end
           Classifications                period       expenses      accounts(1)      (2)         Business      of period
           ---------------             ------------   ----------   -----------     ----------   -----------     ---------
Year ended September 30, 1999:
     Allowance for doubtful accounts     $ 10,080       11,406          ---          2,992          ---           18,494
                                           ======       ======          ===          =====          ===           ======
Year ended September 30, 1998:
     Allowance for doubtful accounts     $ 11,069        4,702          533          5,100         1,124          10,080
                                           ======        =====          ===          =====         =====          ======
Nine Months ended September 30, 1997
     Allowance for doubtful accounts     $ 11,531        3,521          125          4,108          ---           11,069
                                           ======        =====          ===          =====          ===           ======

---------
(1) Represents amounts related to acquisitions
(2) Represents amounts written off as uncollectible

                                 Signature Page

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Multicare Companies, Inc.

                                    By: /s/ MICHAEL R. WALKER
                                        ------------------------------------
                                        Chairman and Chief Executive Officer

December 29, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                                 Title                                  Date
                ---------                                 -----                                  ----
/s/ MICHAEL R. WALKER                              Chairman of the Board,                 December 29, 1999
------------------------------------------         Chief Executive Officer
            Michael R. Walker                      and Director (Principal
                                                   Executive Officer)


/s/ GEORGE V. HAGER, JR.                           Executive Vice President,              December 29, 1999
------------------------------------------         Chief Financial Officer
          George V. Hager, Jr.                     (Principal Accounting
                                                   Officer)







/s/ RICHARD. R. HOWARD                              Director                               December 29, 1999
------------------------------------------
           Richard. R. Howard