Form 10-Q
period 1999-12-31
MULTICARE COMPANIES INC
filed 2000-02-14
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to ___________________

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

                                 YES [x]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                          Outstanding at February 11, 2000
-----------------------------------      ---------------------------------------
  Common Stock ($.01 Par Value)                          100

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                                Table of Contents
                                -----------------

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS...............     1

Part I:  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 December 31, 1999 (Unaudited) and September 30, 1999...     2

                 Condensed Consolidated Statements of Operations
                 Three months ended December 31, 1999 and 1998
                 (Unaudited) ...........................................     3

                 Condensed Consolidated Statements of Cash Flows
                 Three months ended December 31, 1999 and 1998
                 (Unaudited) ...........................................     4

                 Notes to Condensed Consolidated Financial Statements ..   5-8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........  9-15

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk............................................    16

Part II: OTHER INFORMATION..............................................    17

         SIGNATURES.....................................................    18

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

o certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations", such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, and to control costs; and the expected effects of government regulation on reimbursement for services provided and on the costs of doing business.


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

o the impact of health care reform, including the Medicare Prospective Payment System ("PPS"), the Balanced Budget Refinement Act ("BBRA"), and the adoption of cost containment measures by the federal and state governments;

o  the adoption of cost containment measures by other third party payors;

o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

o the occurrence of changes in the mix of payment sources utilized by our patients to pay for our services;

o  competition in our industry;

o our ability to consummate or complete development projects or to profitably operate or successfully integrate enterprises into our other operations; and

o  changes in general economic conditions.

These and other factors have been discussed in more detail in the Company's periodic reports, including its Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                 (In thousands, except share and per share data)

                                                                     December 31,     September 30,
                                                                         1999              1999
                                                                         ----              ----
                                                                      (Unaudited)
                              Assets
Current Assets:
       Cash and cash equivalents                                    $    4,177        $    3,967
       Accounts receivable, net                                        116,080           113,586
       Prepaid expenses and other current assets                        12,021            13,130
       Deferred taxes - current portion                                  2,027             2,027
                                                                    ----------        ----------
                Total current assets                                   134,305           132,710
                                                                    ----------        ----------

Property, plant and equipment, net                                     618,472           621,371

Goodwill, net                                                          477,492           480,809
Other assets                                                            62,468            67,474
                                                                    ----------        ----------
                                                                    $1,292,737        $1,302,364
                                                                    ==========        ==========

               Liabilities and Stockholders' Equity

Current Liabilities:
       Accounts payable and accrued liabilities                     $  105,476        $   97,205
       Current portion of long-term debt                                35,734            34,700
                                                                    ----------        ----------
                Total current liabilities                              141,210           131,905
                                                                    ----------        ----------

Long-term debt                                                         738,725           741,256
Deferred taxes                                                          70,071
                                                                                          76,007
Due to Genesis Health Ventures, Inc. and other liabilities              30,478            27,285

Stockholders' Equity:
       Common stock, par value $.01, 100 shares authorized
         100 shares issued and outstanding                                 ---               ---
       Additional paid-in-capital                                      733,000           733,000
       Retained deficit                                               (420,747)         (407,089)
                                                                     ---------        ----------
                Total stockholders' equity                             312,253           325,911
                                                                     ---------        ----------
                                                                    $1,292,737        $1,302,364
                                                                    ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                 (In thousands)

                                                                Three Months Ended
                                                                   December 31,
                                                                   ------------
                                                                1999              1998
                                                                ----              ----
Net revenues                                                  $160,361          $168,484

Expenses:
    Operating expense                                          133,168           129,812
    Management fee                                               9,624            10,051
    Depreciation and amortization expense                        9,558            11,281
    Lease expense                                                3,251             3,124
    Interest expense, net                                       18,329            16,185
                                                              --------          --------
      Total expenses                                           173,390           170,453
                                                              --------          --------

      Loss before income taxes, equity in loss of
      unconsolidated affiliates, and cumulative effect of
      accounting change                                        (13,569)           (1,969)

Income tax (benefit) provision                                  (3,985)              609
                                                              --------          --------

Loss before equity in loss of unconsolidated affiliates
and cumulative effect of accounting change                      (9,584)           (2,578)

Equity in loss of unconsolidated affiliates                        451               ---
                                                              --------          --------

Loss before cumulative effect of accounting change             (10,035)           (2,578)

Cumulative effect of accounting change, net of tax               3,623               ---
                                                              --------          --------

      Net loss                                                $(13,658)         $ (2,578)
                                                              ========          ========

     See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)

                                                                      Three months ended
                                                                          December 31,
                                                                          ------------
                                                                    1999                 1998
                                                                    ----                 ----
Cash flows from operating activities:
   Net loss                                                       $(13,658)           $(2,578)
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Cumulative effect of accounting change, net of tax              3,623                ---
     Depreciation and amortization                                   9,558             11,281
       Deferred taxes                                               (3,985)               ---
     Changes in assets and liabilities:
       Accounts receivable                                          (2,494)           (15,716)
       Prepaid expenses and other current assets                     1,109             (2,940)
       Accounts payable and accrued liabilities                      8,272                614
                                                                  --------            -------
         Net cash provided by (used in) operating activities         2,425             (9,339)
                                                                  --------            -------

Cash flows from investing activities:
     Capital expenditures                                           (2,542)            (5,261)
     Other assets and liabilities                                    1,824              2,285
                                                                  --------            -------
         Net cash used in investing activities                        (718)            (2,976)
                                                                  --------            -------

Cash flows from financing activities:
     Proceeds from long-term debt                                   17,534             83,705
     Repayments of long-term debt                                  (19,031)           (72,350)
                                                                  --------            -------
         Net cash (used in) provided by financing activities        (1,497)            11,355
                                                                  --------            -------

         Increase (Decrease) in cash and cash equivalents              210               (960)

Cash and cash equivalents at beginning of period                     3,967             11,344
                                                                  --------            -------
Cash and cash equivalents at end of period                        $  4,177            $10,384
                                                                  ========            =======

     See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                December 31, 1999

                                   (Unaudited)

                 (In thousands except share and per share data)

(1) Organization and Basis of Presentation

    The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") own, operate and manage skilled eldercare and assisted living facilities which provide long-term care and specialty medical services in selected geographic regions within the eastern and midwestern United States. As a result of the Merger (as defined below) of Genesis ElderCare Acquisition Corp. with the Company, Genesis Health Ventures, Inc. ("Genesis") owns approximately 44% of Genesis ElderCare Corp., which owns 100% of the outstanding capital stock of the Company. The Company and Genesis have entered into a management agreement pursuant to which Genesis manages the Company's operations.

    Multicare operates predominantly in one industry segment, operating skilled eldercare centers, which represents over 95% of consolidated revenues.

    The financial information as of December 31, 1999, and for the three months ended December 31, 1999 and 1998, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1999 and the operating results for the three months ended December 31, 1999 and 1998 and the cash flows for the three months ended December 31, 1999 and 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

    Certain prior year balances have been reclassified to conform with current year presentation.

(2) Certain Significant Risks and Uncertainties

    The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

    We have substantial indebtedness and, as a result, significant debt service obligations. As of December 31, 1999, we had approximately $738,725 of long-term indebtedness (excluding current portion of $35,734) which represented 70% of our total capitalization. We also have significant long-term operating lease obligations with respect to certain of our eldercare centers. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

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

    The Company expects to finance required payments of principal and interest on our indebtedness from its cash flow from operations and from the anticipated sale of certain assets in Illinois, Wisconsin and Ohio. Management is currently engaged in discussions for the asset sales, however, the Company has no firm commitments from potential purchasers for these assets. The Company's ability to make scheduled payments of the principal or interest on, or to refinance indebtedness, depends on the future performance of the Company business, which is in turn subject to financial, business, economic and other factors affecting the Company's business and operations, including factors beyond its control, such as prevailing economic conditions. There can be no assurances that the anticipated sales will be consummated and that cash flow from operations will be sufficient to enable the Company's to service its debt and meet other obligations. If such cash flow is insufficient, the Company may be required to refinance and/or restructure all or a portion of its existing debt, to sell additional assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such additional sales of assets or additional financing could be achieved.


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

(3) Tender Offer and Merger and its Restructuring

    In October 1997, Genesis, The Cypress Group (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. ("Nazem") acquired all of the issued and outstanding common stock of Genesis ElderCare Corp., a Delaware corporation. Cypress, TPG and Nazem purchased 210,000, 199,500 and 10,500 shares of Genesis ElderCare Corp. common stock, respectively, representing in the aggregate approximately 56.4% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $420,000. Genesis purchased 325,000 shares of Genesis ElderCare Corp. common stock, representing approximately 43.6% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $325,000. Cypress, TPG and Nazem are sometimes collectively referred to herein as the "Sponsors."

    In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of Multicare, making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp.

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

    Amendment to Put/Call Agreement

    Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for shares of Genesis preferred stock. In addition, the Call under the Put/Call Agreement was amended to provide Genesis with the right to purchase all of the shares of common stock of Genesis ElderCare Corp. not owned by Genesis for $2,000 in cash at any time prior to the 10th anniversary of the closing date of the restructuring transaction.

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

    o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

    o eliminate all pre-emptive rights.

(4) Cumulative effect of accounting change

    Effective October 1, 1999, the Company adopted the provisions of the AICPA's Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) which requires the costs of start-up activities to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The change in accounting principle resulted in the write-off of costs capitalized in connection with six start-up facilities as of October 1, 1999. The cumulative effect of $3,623, net of tax is reflected in the cumulative effect of accounting change.

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

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of Multicare, making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp.

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

o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

o eliminate all pre-emptive rights.

Results of Operations

Net revenues. Net revenues for the three months ended December 31, 1999 decreased $8.1 million or 4.8% from the same period last year to $160.4 million. In the quarter ended December 31, 1999, net revenues decreased $10.8 due to Medicare rate dilution as a result of the Medicare Prospective Pay System implemented on January 1, 1999. The offsetting increase is primarily due to changes in payor mix with increased Medicare patient days. (Medicare patient days increased by 18,128 days, Medicaid patient days increased by 20,197 days while private and other patient days decreased by 39,483 days).

The Company's quality mix of private, Medicare and insurance patient days was 39.4% of patient days for the three months ended December 31, 1999 compared to 41.4% in the similar periods of last year. Occupancy rates were 90.5% for the three months ended December 31, 1999 compared to 91.1% in the similar periods of last year.

Operating Expense. Operating expenses for the three months ended December 31, 1999 increased $3.4 million or 2.6% from the comparable period last year to $133.2 million. Of this increase, approximately $1.6 million was due to the impact of a change in accounting principle which requires expensing start-up costs that were previously capitalized. The remaining increase resulted primarily from higher salaries, wages and benefits and overtime due to more competitive labor markets. Facility operating margins were 17.0% and 23.0% for the three months ended December 31, 1999 and 1998, respectively.

Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary (as defined by the Management Agreement) sales and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees decreased by $0.4 million or 4.2% to $9.6 million due to the decline in net revenues.

Lease Expense. Lease expense of $3.3 million and $3.1 million for the three months ended December 31, 1999 and 1998, respectively, was relatively unchanged as the same number of eldercare centers were leased in 1999 and 1998.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended December 31, 1999 decreased $1.7 million or 15.3% from the prior period to $9.6 million. Effective September 30, 1999, the company wrote-down impaired long-lived assets of $397.3 million. Due to this write-down of long-lived assets, amortization of goodwill decreased by approximately $1.7 million for the three months ended December 31, 1999. Decreases in depreciation due to the write-down of long lived assets were offset by increases due to capital expenditures for routine maintenance and renovation. The Company has not completed any acquisitions and has begun little new construction since the Merger.

Interest Expense, net. Interest expense, net for the three months ended December 31, 1999 increased $2.1 million or 13.2% to $18.3 million from the same period in the prior year. The increase is principally due to an increase in the effective borrowing rate of approximately 1.0% to 9.4% for the three months ended December 31, 1999. The primary reason for the borrowing rate increase was due to senior bank debt amendments.

Cumulative effect of accounting change, net of tax. Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) which requires the costs of start-up activities to be expensed as incurred. The initial application of SOP 98-5 resulted in a charge of $3.6 million, net of tax for the cumulative effect of this accounting change.

Income Tax Provision (Benefit). The provision for income taxes decreased by $4.6 million to a benefit of $4.0 million for the three months ended December 31, 1999. Of the decrease $2.0 million relates to the tax benefit related to the cumulative effect of accounting change. The remainder of the decrease relates to the increase in loss before the cumulative effect of accounting change offset by lower non-deductible goodwill amortization.

Liquidity and Capital Resources

General

We have substantial indebtedness and, as a result, significant debt service obligations. As of December 31, 1999, we had approximately $738,725,000 (excluding current portion of $35,734,000) of long-term indebtedness which represented 70% of our total capitalization. We also have significant long-term operating lease obligations with respect to certain of our eldercare centers. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

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

Required payments of principal and interest on our indebtedness is expected to be financed from our cash flow from operations and from the anticipated sale of certain assets in Illinois, Wisconsin and Ohio. Our ability to make scheduled payments of the principal of, to pay interest thereon, or to refinance our indebtedness, depends on the future performance of our business, which will in turn be subject to financial, business, economic and other factors affecting our business and operations, including factors beyond our control, such as prevailing economic conditions. Our ability to make scheduled payments of the principal or interest depends on our ability to complete the sale of assets in

Illinois, Wisconsin and Ohio. Management is currently engaged in discussions for the assets sales, however, we have no firm commitments from potential purchases for these assets. There can be no assurances that the anticipated sales will be consummated and that cash flow from operations will be sufficient to enable us to service our debt and meet our other obligations. If such cash flow is insufficient, we may be required to refinance and/or restructure all or a portion of our existing debt, to sell additional assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such additional sales of assets or additional financing could be achieved. We also have significant long-term operating lease obligations with respect to certain of our sites of service, including eldercare centers.

Operating cash flow will depend upon our ability to effect cost reduction initiatives and to continue to reduce our investment in working capital. We believe that operating cash flow which is expected to be augmented by planned asset sales and refinancing transactions, will be sufficient to meet our future obligations. However, there can be no assurances that the cash flow from our operations will be sufficient to enable us to service our substantial indebtedness and meet our other obligations. At December 31, 1999 we had working capital deficit of $6.9 million. As of September 30, 1999 we had working capital of $0.8 million.

Cash flow provided by operations was $2.4 million for the three months ended December 31, 1999 compared to cash flow used in operations of $9.3 million in the comparable period of 1998. Operating cash flows increased as a result of the decline of receivable growth of $13.2 million. Offsetting cash flows decline of $11.1 million relates to the decline in earnings primarily as a result of the implementation of PPS. Net accounts receivable were $116.1 million and $113.6 million at December 31, and September 30, 1999, respectively. Legislative and regulatory action and government budgetary constraints could change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes have had a material adverse effect on the Company's future operating results and cash flows. In addition growth of accounts payable and accrued liabilities resulted in increased cash flow of $7.6 million primarily as a result of increased amounts owed Genesis. Genesis is the primary provider of pharmacy and rehabilitation services.

Cash flows used in investing activities in fiscal year 1999 includes the deferred management fees due to Genesis of $3.2 million as a source of cash. Capital expenditures of $2.5 million are principally for routine maintenance and renovation. The Company has not completed any new acquisitions and has begun little new construction since the Merger.

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

Multicare entered into a fourth amended and restated credit agreement on August 20, 1999 which made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of assets sales to repay indebtedness under the Tranche A Term Facility and Revolving Facility (defined below), permitted the restructuring of the Put / Call Agreement, as defined, and increased the interest rates applying to the Term Loans (defined below) and the Revolving Facility and increased the level of management fees Multicare may defer from 2% to up to 4% of net revenues (on an annualized basis) in any fiscal year.

The Credit Facilities consist of three term loans with an aggregate original balance of $400 million (collectively, the "Term Loans"), and a $125 million revolving credit loan (the "Revolving Facility") The Term Loans amortize in quarterly installments through 2005. The loans consist of:

o an original six year term loan maturing in September 2003 with an outstanding balance of $140 million at December 31, 1999 (the "Tranche A Term Facility");

o an original seven year term loan maturing in September 2004 with an outstanding balance of $147 million at December 31, 1999 (the "Tranche B Term Facility"); and

o an original eight year term loan maturing in June 2005 with an outstanding balance of $49 million at December 31, 1999 (the "Tranche C Term Facility").

o The Revolving Facility, with an outstanding balance of $124 million at December 31, 1999, becomes payable in full on September 30, 2003.

At January 31, 1999, approximately $460.4 million was outstanding under the Senior facilities, and there was no availability under the credit facilities after giving effect to approximately $1.5 million in outstanding letters of credit issued under the credit facilities.

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

The Company continues to actively pursue sales of assets in Ohio, Illinois and Wisconsin. All net proceeds of the disposition of certain assets located in Ohio not in excess of $55 million shall be applied against the Revolving Facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held be each applicable lender.

All net proceeds of the disposition of certain assets located in Illinois and Wisconsin shall be applied first against the Tranche A Term Loan, on a pro rata basis in accordance with the relative aggregate principal amounts held by each applicable lender.

The Company has no firm commitments from potential purchasers for these assets. There can be no assurance that any such sales of assets or additional financing could be achieved.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Multicare and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Multicare and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), and to maintain corporate separateness; and cause Multicare to comply with the terms of other material agreements, as well as to comply with usual and customary covenants for transactions of this nature.

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

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Effective with the Amendment on August 20, 1999, Multicare may not pay management fees under the Management agreement in excess of 6% of consolidated net revenue. The Company may defer not more than 4% (on an annualized basis) of the management fees due in any fiscal year. At December 31, 1999 $30.1 million is subordinated and due to Genesis Health Ventures, Inc. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

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

See "Cautionary Statements Regarding Forward Looking Statements."

Anticipated Impact of Healthcare Reform

The majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of the Balanced Budget Refinement Act, regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business. PPS and other existing and future legislation and regulation may also adversely affect our pharmacy and medical supply revenue, and other specialty medial services.


As a result of the Balanced Budget Refinement Act, the Company transitioned 23 eldercare centers to the full federal rate effective January 1, 2000. The Company believes this transaction will result in incremental annualized revenue of approximately $2.2 million, which will in part be offset by the continued phase in of PPS.

Year 2000 Compliance

The Company did not experience any material interruptions of business as a result of the Year 2000 computer problem.

Seasonality

The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, the Company has offset its increased operating costs by increasing charges for its services and expanding its services. The Company has also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to the impact of interest rate changes. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at September 30, 1999 is approximately $1 million.

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


                               THE MULTICARE COMPANIES, INC.

Date: February 11, 2000        /S/ George V. Hager, Jr.
                               ----------------------------
                               George V. Hager, Jr.
                               Executive Vice President and
                               Chief Financial Officer