Form 10-Q
period 2000-03-31
MULTICARE COMPANIES INC
filed 2000-05-15
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

   (   )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


   For the transition period from ___________________ to ___________________,


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

                               YES [x]       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                             Outstanding at May 15, 2000
----------------------------------------       --------------------------------
     Common Stock ($.01 Par Value)                            100

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                                Table of Contents

                                                                                                     Page
                                                                                                     ----

                  CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS...........................1


                  Part I:  FINANCIAL INFORMATION

                           Item 1.  Financial Statements

                                    Consolidated Balance Sheets
                                    March 31, 2000 (Unaudited) and September 30, 1999.................2

                                    Consolidated Statements of Operations
                                    Three and six months ended March 31, 2000 and 1999 (Unaudited)....3

                                    Consolidated Statements of Cash Flows
                                    Six months ended March 31, 2000 and 1999 (Unaudited)..............4

                                    Notes to Consolidated Financial Statements......................5-8

                           Item 2.  Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations......................................9-17

                           Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......18


                  Part II: OTHER INFORMATION ........................................................19

                           SIGNATURES................................................................20


                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

         o certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations", such as our ability or inability to meet our liquidity needs, scheduled debt and interest payments, expected future capital expenditure requirements, to control costs, to consummate asset sales and the expected effects of government regulation on reimbursement for services provided and on the costs of doing business.

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

         o    our default under our "Senior Credit Agreement";

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

         On March 29, 2000, we elected not to make interest payments due under our Senior Credit Agreement. We are also in violation of certain covenants under our Senior Credit Agreement. We have begun discussions with our lenders under our Senior Credit Agreement to revise our capital structure. We have been granted a forbearance period while discussion on an overall restructuring take place. Under the forbearance agreement the majority of the Senior Creditors agreed to refrain from accelerating the Senior Loans or exercising other remedies against us. During the forbearance period we have not made scheduled interest and principal payments under our Senior Credit Agreement. There can be no assurances that the senior lenders or holder of Senior Subordinated Notes will approve any amendment or restructuring of the Credit Agreement or the Senior Subordinated Notes. If Senior lenders accelerate obligations under the agreements, such events would have a material adverse effect on our liquidity and financial position. Under such circumstances, our financial position would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults there can be no assurance the we would succeed in formulating and consummating an acceptable alternative financial structure. In light of our current financial condition and default under our Senior Loans, the Company may need to seek protection under federal bankruptcy law.

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

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                    March 31,       September 30,
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                   (Unaudited)
                                        Assets
          Current Assets:
                 Cash and cash equivalents                                         $    3,198        $    3,967
                 Accounts receivable, net                                             112,661           113,586
                 Prepaid expenses and other current assets                             12,598            13,130
                 Deferred taxes - current portion                                       2,027             2,027
                                                                                   ----------        ----------
                          Total current assets                                        130,484           132,710
                                                                                   ----------        ----------

          Property, plant and equipment, net                                          614,825           621,371

          Goodwill, net                                                               474,175           480,809
          Other assets                                                                 60,860            67,474
                                                                                   ----------        ----------
                                                                                   $1,280,344        $1,302,364
                                                                                   ==========        ==========

                         Liabilities and Stockholders' Equity

          Current Liabilities:
                 Accounts payable and accrued liabilities                          $  111,517        $   97,205
                 Current portion of long-term debt                                    720,352            34,700
                                                                                   ----------        ----------
                          Total current liabilities                                   831,869           131,905
                                                                                   ----------        ----------

          Long-term debt                                                               49,619           741,256
          Deferred taxes                                                               65,003            76,007
          Due to Genesis Health Ventures, Inc. and other liabilities                   33,752            27,285

          Stockholders' Equity:
                 Common stock, par value $.01, 100 shares authorized
                   100 shares issued and outstanding                                      ---               ---
                 Additional paid-in-capital                                           733,000           733,000
                 Accumulated deficit                                                 (432,899)         (407,089)
                                                                                   ----------        ----------
                          Total stockholders' equity                                  300,101           325,911
                                                                                   ----------        ----------
                                                                                   $1,280,344        $1,302,364
                                                                                   ==========        ==========


     See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                 (In thousands)

                                                                     Three Months Ended               Six Months Ended
                                                                          March 31,                        March 31,

                                                                      2000         1999               2000        1999
                                                                      ----         ----               ----        ----
        Net revenues                                               $ 163,241     154,725            323,602    $ 323,209

        Expenses:
            Operating expense                                        136,769     127,541            269,937      257,353
            Management fee                                             9,798       9,278             19,422       19,329
            Depreciation and amortization expense                      9,497      11,310             19,055       22,591
            Lease expense                                              3,284       3,330              6,535        6,454
            Interest expense, net                                     18,634      16,227             36,963       32,412
            Debt restructuring expense                                 2,143         ---              2,143          ---
                                                                   ---------    --------           --------    ---------
              Total expenses                                         180,125     167,686            354,055      338,139
                                                                   ---------    --------           --------    ---------

              Loss before income taxes, share in loss of
              unconsolidated affiliates, and cumulative effect
              of accounting change                                   (16,884)    (12,961)           (30,453)     (14,930)

        Income tax benefit                                            (5,068)     (2,804)            (9,053)      (2,195)
                                                                   ---------    --------           --------    ---------
        Loss before share in loss of unconsolidated affiliates
        and cumulative effect of accounting change                   (11,816)    (10,157)           (21,400)     (12,735)
                                                                   ---------    --------           --------    ---------

        Share in loss of unconsolidated affiliates                       336         ---                787          ---
                                                                   ---------    --------           --------    ---------

        Loss before cumulative effect of accounting change           (12,152)    (10,157)           (22,187)     (12,735)
                                                                   ---------    --------           --------    ---------

        Cumulative effect of accounting change, net of tax               ---         ---              3,623          ---
                                                                   ---------    --------           --------    ---------

              Net loss                                             $ (12,152)    (10,157)           (25,810)   $ (12,735)
                                                                   =========    ========           ========    =========



See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)

                                                                                              Six months ended
                                                                                                   March 31,

                                                                                           2000               1999
                                                                                           ----               ----
             Cash flows from operating activities:
                Net loss                                                                $ (25,810)         $(12,735)
                Adjustments to reconcile net loss to net cash provided by
                (used in) operating activities:
                  Cumulative effect of accounting change, net of tax                        3,623               ---
                  Depreciation and amortization                                            19,055            22,591
                  Deferred taxes                                                           (9,053)              229
                  Changes in assets and liabilities:
                    Accounts receivable                                                       925           (18,078)
                    Prepaid expenses and other current assets                                 532              (437)
                    Accounts payable and accrued liabilities                               14,311           (18,121)
                                                                                        ---------          --------
                      Net cash provided by (used in) operating activities                   3,583           (26,551)
                                                                                        ---------          --------
             Cash flows from investing activities:
                  Capital expenditures                                                     (4,274)           (8,396)
                  Other assets and liabilities                                              5,907             4,548
                                                                                        ---------          --------
                      Net cash provided by (used in) investing activities                   1,633            (3,848)
                                                                                        ---------          --------
             Cash flows from financing activities:
                  Proceeds from long-term debt                                             17,534           229,900
                  Repayments of long-term debt                                            (23,519)         (205,367)
                  Debt issuance costs                                                         ---            (1,387)
                                                                                        ---------          --------
                      Net cash (used in) provided by financing activities                  (5,985)           23,146
                                                                                        ---------          --------
                      (Decrease) in cash and cash equivalents                                (769)           (7,253)

             Cash and cash equivalents at beginning of period                               3,967            11,344
                                                                                        ---------          --------
             Cash and cash equivalents at end of period                                 $   3,198          $  4,091
                                                                                         ========          ========



     See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

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

         The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses and has a working capital deficit of $701.4 million at March 31, 2000. In addition the Company has violated certain financial covenants (as described below) under the Company's Senior Credit Agreement. In addition, the Company has received default notices from Eldertrust alleging certain payment and non-payment related defaults under certain mortgage loans.

         The financial information as of March 31, 2000, and for the three and six months ended March 31, 2000 and 1999, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. The unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the operating results for the three and six months ended March 31, 2000 and 1999 and the cash flows for the six months ended March 31, 2000 and 1999. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

(2) Certain Significant Risks and Uncertainties - Liquidity and Going Concern Assumption

         The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

         Liquidity and Going Concern Assumption

         The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced significant losses and has a working capital deficit of $701.4 million as of March 31, 2000 due to the reclassification of the Senior Loans and 9% Senior Subordinated Notes as currently due.

         The Company is in violation of certain covenants under the Company's Senior Credit Agreement. On March 29, 2000 the Company elected not to make interest payments due under the Senior Credit Agreement.

         Management has begun discussions with the Company's lenders under its Senior Credit Agreement and advisors to certain holders of the Company's 9% Senior Subordinated Notes to revise the Company's capital structure. The Company's Senior Lenders have granted a forbearance period while discussions on an overall restructuring take place. Under the forbearance agreement, the majority of the Senior Lenders have, subject to certain conditions, agreed to refrain from accelerating the Senior Loans or exercising other remedies against the Company. During the forbearance period, Multicare has not made scheduled interest and principal payments under its Senior Credit Agreement. As a result of the uncertainty related to the covenant defaults and corresponding remedies, amounts outstanding under Multicare's Senior Credit Agreement and its 9% Senior Subordinated Notes have been reclassified as a current liability at March 31, 2000. The forbearance period expires on May 19, 2000. The Company has requested that the forbearance period be extended through June 30, 2000. There can be no assurance that the Senior Lenders will agree to this request.

         There can be no assurances that the Senior Lenders or holders of Subordinated Notes will approve any amendment or restructuring of the Senior Credit Agreement or the Subordinated Notes. The financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

         If the Senior Lenders accelerate the obligations under the agreement, such events would have a material adverse effect on the Company's liquidity and financial position and, if such acceleration were not discharged, rescinded or annulled within thirty days, would result in a default under the Indenture for the Company's 9% Senior Subordinated Notes. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

         Debt Restructuring Expense

         In connection with the debt restructuring discussions, the Company has incurred legal, bank, and other professional costs of $2.1 million which are recorded as expense in the quarter ended March 31, 2000. Included in the debt restructuring expense was $0.3 million in bank charges and $1.8 million in legal and financial consultant expense.

         Reimbursement Risk

         The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, and other third party payors. The health care industry is experiencing a strong trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company.

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

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o    eliminate all pre-emptive rights.

         (4)  Sale of Ohio Assets

         The Company is actively involved in negotiations to sell the assets of 14 eldercare centers in Ohio for approximately $36 million in cash in accordance with a signed letter of intent. The net proceeds of the disposition of assets located in Ohio are expected to be applied against the Company's Senior Credit facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender. There can be no assurance that any such sale of assets can be consummated.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         General

         Upon consummation of the Merger, the Company and Genesis entered into the Management Agreement pursuant to which Genesis manages the Company's operations. Under Genesis' management, the Company's strategy is to integrate the talents of case managers, comprehensive discharge planning and, to provide cost effective care management to achieve superior outcomes and return the Company's customers to the community. Genesis' management believes that achieving improved customer outcomes will result in increased utilization of specialty medical services and a broader base of repeat customers in the Company's network. Moreover, the Company believes that this strategy will lead to a high quality payor mix and continued high levels of occupancy. It is contemplated that the Company will do little, if any, new acquisitions or new construction after the Merger.

         Liquidity and Going Concern Assumption

         The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced significant losses and has a working capital deficit of $701.4 million as of March 31, 2000 due to the reclassification of the Senior Loans and 9% Senior Subordinated Notes to currently due.

         The Company is in violation of certain covenants under the Company's Senior Credit Agreement. On March 29, 2000 the Company elected not to make interest payments due under the Senior Credit Agreement.

         Management has begun discussions with the Company's lenders under its Senior Credit Agreement and advisors to certain holders of the Company's 9% Senior Subordinated Notes to revise the Company's capital structure. The Company's Senior Lenders have granted a forbearance period while discussions on an overall restructuring take place. Under the forbearance agreement, the majority of the Senior Lenders have, subject to certain conditions, agreed to refrain from accelerating the Senior Loans or exercising other remedies against the Company. During the forbearance period, Multicare has not made scheduled interest and principal payments under its Senior Credit Agreement. As a result of the uncertainty related to the covenant defaults and corresponding remedies, amounts outstanding under Multicare's Senior Credit Agreement and its 9% Senior Subordinated Notes have been reclassified as a current liability at March 31, 2000. The forbearance period expires on May 19, 2000. The Company has requested that the forbearance period be extended through June 30, 2000. There can be no assurance that the Senior Lenders will agree to this request.

         There can be no assurances that the Senior Lenders or holders of Subordinated Notes will approve any amendment or restructuring of the Senior Credit Agreement or the Subordinated Notes. The financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

         If the Senior Lenders accelerate the obligations under the agreement, such events would have a material adverse effect on the Company's liquidity and financial position and, if such acceleration were not discharged, rescinded or annulled within thirty days, would result in a default under the Indenture for the Company's 9% Senior Subordinated Notes. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

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

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o    eliminate all pre-emptive rights.

         Results of Operations

         Three Months Ended March 31, 2000 Compared to Three Months ended March 31, 1999

         Net revenues. Net revenues for the three months ended March 31, 2000 increased $8.5 million or 5.5% from the same period last year to $163.2 million. In the quarter ended March 31, 2000, net revenues increased by $1.7 million due to one more day in the quarter. In the quarter ended March 31, 2000, an increase in average daily Medicare census resulted in an increase in revenue of $7.8 million which was offset by a decrease in private and other average daily census decline causing a $1.0 million decline in revenue.

         The Company's quality mix of private, Medicare and insurance patient days was 40.4% of patient days for the three months ended March 31, 2000 compared to 40.6% in the similar period of last year. Occupancy rates were 91.3% for the three months ended March 31, 2000 compared to 90.5% in the similar period of last year.

         Operating Expense. Operating expenses for the three months ended March 31, 2000 increased $9.2 million or 7.2% from the comparable period last year to $136.8 million. Of this increase, $1.4 million was due to one more day in the March 31, 2000 quarter. The remaining increase resulted primarily from higher salaries, wages and benefits and overtime due to more competitive labor markets. Facility operating margins were 16.2% and 17.6% for the three months ended March 31, 2000 and 1999 respectively.

         Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary (as defined by the Management Agreement) sales and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees increased by $0.5 million or 5.6% to $9.8 million for the three months ended March 31, 2000 due to the increase in net revenues.

         Lease Expense. Lease expense of $3.3 million for the three months ended March 31, 2000 and 1999 was unchanged as the same number of eldercare centers were leased in 2000 and 1999.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2000 decreased $1.8 million or 16.0% from the prior period to $9.5 million. Effective September 30, 1999, the Company wrote-down impaired long-lived assets of $397.3 million. Due to this write-down of long-lived assets, amortization of goodwill decreased by approximately $1.8 million for the three months ended March 31, 2000. Decreases in depreciation due to the write-down of long lived assets were offset by increases due to capital expenditures for routine maintenance and renovation. The Company has not completed any acquisitions and has begun little new construction since the Merger.

         Interest Expense, net. Interest expense for the three months ended March 31, 2000 increased $2.4 million or 14.8% to $18.6 million from the same period in the prior year. The increase is due to an increase in the effective borrowing rate to 9.7% for the three months ended March 31, 2000 from 8.4% for the three months ended March 31, 1999. The primary reason for the borrowing rate increase was due to amendments to the Senior Credit Agreement.

         Debt Restructuring Expense. During the March 31, 2000 quarter, the Company began discussions with its lenders under its Senior Credit Agreement to revise its capital structure. In connection with the debt restructuring, the Company has incurred legal, bank, and other professional costs of $2.1 million. Included in the debt restructuring expense was $0.3 million in bank charges and $1.8 million in legal and financial consultant expense.

         Income Tax Benefit. The income taxes benefit increased by $3.0 million to $5.1 million for the three months ended March 31, 2000. The increase relates to the increase in operating losses offset by lower non-deductible goodwill amortization.

         Six Months Ended March 31, 2000 Compared to Six Months ended March 31, 1999

         Net revenues. Net revenues for the six months ended March 31, 2000 increased $0.4 million from the same period last year to $323.6 million. In the six months ended March 31, 2000, net revenues decreased $10.8 due to Medicare rate dilution as a result of the Medicare Prospective Pay System implemented on January 1, 1999. Net revenues increased by $1.7 million due to one more day in the March 31, 2000 period. In the six months ended March 31, 2000, an increase in average daily Medicare census resulted in an increase in revenue of $15.5 million which was offset by private and other average daily census decline causing approximately a $6.0 million decline in revenue.

         The Company's quality mix of private, Medicare and insurance patient days was 39.9% of patient days for the six months ended March 31, 2000 compared to 41.0% in the similar periods of last year. Occupancy rates were 90.9% for the six months ended March 31, 2000 compared to 90.8% in the similar periods of last year.

         Operating Expense. Operating expenses for the six months ended March 31, 2000 increased $12.6 million or 4.9% from the comparable period last year to $269.9 million. Of this increase, $1.4 million was due to one more day in the March 31, 2000 quarter. The remaining increase resulted primarily from higher salaries, wages and benefits and overtime due to more competitive labor markets. Facility operating margins were 16.6% and 20.4% for the six months ended March 31, 2000 and 1999 respectively.

         Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary (as defined by the Management Agreement) sales and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees increased by $0.1 million to $19.4 million for the six months ended March 31, 2000 due to the increase in net revenues.

         Lease Expense. Lease expense of $6.5 million for the six months ended March 31, 2000 and 1999 was unchanged as the same number of eldercare centers were leased in 2000 and 1999.

         Depreciation and Amortization. Depreciation and amortization expense for the six months ended March 31, 2000 decreased $3.5 million or 15.7% from the prior period to $19.1 million. Effective September 30, 1999, the Company wrote-down impaired long-lived assets of $397.3 million. Due to this write-down of long-lived assets, amortization of goodwill decreased by approximately $3.4 million for the six months ended March 31, 2000. Decreases in depreciation due to the write-down of long lived assets were offset by increases due to capital expenditures for routine maintenance and renovation. The Company has not completed any acquisitions and has begun little new construction since the Merger.

         Interest Expense, net. Interest expense for the six months ended March 31, 2000 increased $4.6 million or 14.0% to $37.0 million from the same period in the prior year. The increase is due to an increase in the effective borrowing rate to 9.6% for the six months ended March 31, 2000 from 8.4% for the six months ended March 31, 1999. The primary reason for the borrowing rate increase was due to amendments to the Senior Credit Agreement.

         Debt Restructuring Expense. During the March 31, 2000 quarter, the Company began discussions with its lenders under its Senior Credit Agreement to revise its capital structure. In connection with the debt restructuring discussions, the Company has incurred legal, bank, and other professional costs of $2.1 million. Included in the debt restructuring expense was $0.3 million in bank charges and $1.8 million in legal and financial consultant expense.

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

         Income Tax Benefit. The income tax benefit increased by $6.9 million to $9.1 million for the six months ended March 31, 2000. Of the increase $2.0 million relates to the tax benefit related to the cumulative effect of accounting change. The remainder of the increase relates to the increase in operating losses offset by lower non-deductible goodwill amortization.

         Liquidity and Capital Resources

         General

         The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced significant losses and has a working capital deficit of $701.4 million as of March 31, 2000 due to the reclassification of the Senior Loans and 9% Senior Subordinated Notes to currently due.

         The Company is in violation of certain covenants under the Company's Senior Credit Agreement. On March 29, 2000 the Company elected not to make interest payments due under the Senior Credit Agreement. In addition, the Company has received default notices from Eldertrust alleging certain payment related defaults under certain mortgage loans.

         Management has begun discussions with the Company's lenders under its Senior Credit Agreement and advisors to certain holders of the Company's 9% Senior Subordinated Notes to revise the Company's capital structure. The Company's Senior Lenders have granted a forbearance period while discussions on an overall restructuring take place. Under the forbearance agreement, the majority of the Senior Lenders have, subject to certain conditions, agreed to refrain from accelerating the Senior Loans or exercising other remedies against the Company. During the forbearance period, Multicare has not made scheduled interest and principal payments under its Senior Credit Agreement. As a result of the uncertainty related to the covenant defaults and corresponding remedies, amounts outstanding under Multicare's Senior Credit Agreement and its 9% Senior Subordinated Notes have been reclassified as a current liability at March 31, 2000. The forbearance period expires on May 19, 2000. The Company has requested that the forbearance period be extended through June 30, 2000. There can be no assurance that the Senior Lenders will agree to this request.

         There can be no assurances that the Senior Lenders or holders of Subordinated Notes will approve any amendment or restructuring of the Senior Credit Agreement or the Subordinated Notes. The financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

         If the Senior Lenders accelerate the obligations under the agreement, such events would have a material adverse effect on the Company's liquidity and financial position and, if such acceleration were not discharged, rescinded or annulled within thirty days, would result in a default under the Indenture for the Company's 9% Senior Subordinated Notes. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. In light of the Company's current financial condition and its default under the Senior Loans, the Company may need to seek protection under federal bankruptcy law.


         Cash flow provided by operations was $3.6 million for the six months ended March 31, 2000 compared to cash flow used in operations of $26.6 million in the comparable period of 1999. Operating cash flows increased as a result of the decline of receivable growth from the prior period of $19.0 million. Operating cash flow decreased by $15.5 million which relates to the increase in net losses primarily as a result of the implementation of PPS. Net accounts receivable were $112.7 million and $113.6 million at March 31, 2000 and September 30, 1999, respectively. Legislative and regulatory action and government budgetary constraints have changed, and may in the future continue to change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes have had and may in the future have a material adverse effect on the Company's operating results and cash flows and could have a further material adverse impact in the future. In addition growth of accounts payable and accrued liabilities resulted in increased cash flow of $32.4 million primarily as a result of increased accrued interest and amounts owed Genesis. Accrued interest was $12.3 million as of March 31, 2000. Trade payables owed to Genesis were $54.3 million as of March 31, 2000. Genesis is the primary provider of pharmacy, rehabilitation and hospitality services.

         Cash flows provided by investing activities in fiscal year 1999 includes the deferred management fees due to Genesis of $6.5 million as a source of cash. Capital expenditures of $4.3 million are principally for routine maintenance and renovation. The Company has not completed any new acquisitions and has begun little new construction since the Merger.

         Multicare anticipates an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of its insurance programs due to the timing of funding of premiums for new policies. Specifically, the costs of general and professional liability and property insurance premiums are expected to increase due to the rising costs of elder care malpractice litigation involving nursing care operators. In addition, as a result of the Company's current financial condition it is unable to continue certain self insured programs and has replaced these programs with outside insurance carriers.

         Credit Facility and Other Debt

         In connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525 million, in the aggregate (collectively, the "Credit Facility"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agent (the "Administrative Agent"), pursuant to a certain credit agreement (the "Senior Credit Agreement") dated as of October 14, 1997, as amended from time to time.

         Multicare entered into a fourth amended and restated credit agreement on August 20, 1999 which made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of assets sales to repay indebtedness under the Tranche A Term Facility and Revolving Facility (defined below), permitted the restructuring of the Put / Call Agreement, as defined, increased the interest rates applying to the Term Loans (defined below) and the Revolving Facility, and increased the level of management fees Multicare may defer from two percent to four percent (on an annualized basis) in any fiscal year.

         On March 20, 2000 the Company entered into a forbearance agreement with the Senior Lenders. Under the forbearance agreement, the majority of the Senior Lenders have, subject to certain conditions agreed to refrain from accelerating the Senior Loans or exercising other remedies against the Company through May 19, 2000. The Company has requested that the forbearance period be extended through June 30, 2000. There can be no assurance that the Senior Lenders will agree to this request.

         The Senior Credit Facilities consist of three term loans with an aggregate original balance of $400 million (collectively, the "Term Loans"), and a $125 million revolving credit loan (the "Revolving Facility") The Term Loans amortize in quarterly installments through 2005. The loans consist of:

         o an original six year term loan maturing in September 2003 with an outstanding balance of $139.3 million at March 31, 2000 (the "Tranche A Term Facility");

         o an original seven year term loan maturing in September 2004 with an outstanding balance of $145.9 million at March 31, 2000 (the "Tranche B Term Facility"); and

         o an original eight year term loan maturing in June 2005 with an outstanding balance of $48.3 million at March 31, 2000 (the "Tranche C Term Facility").

         o The Revolving Facility, with an outstanding balance of $123.5 million at March 31, 2000 becomes payable in full on September 30, 2003.

         The Senior Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on substantially all of Multicare's subsidiaries' real property were also granted. Loans under the Senior Credit Facility bear, interest at the per annum Prime Rate as announced by the administrative agent plus a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test.

         The Senior Lenders have agreed to waive the imposition of the Default Rate during the forbearance period. However, effective with the default under the Senior Credit Agreement, the Company shall no longer be entitled to elect a LIBO Rate. Effective March 20, 2000, loans under the Tranche A Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%; loans under the Tranche B Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.25%; loans under the Tranche C Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.5%; loans under the Revolving Credit Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%.

         The Company is actively involved in negotiations to sell the assets of 14 eldercare centers in Ohio for approximately $36 million in cash in accordance with a signed letter of intent. All net proceeds of the disposition of assets located in Ohio are expected to be applied against the Company's Senior Credit facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender. There can be no assurance that any such sale of assets can be consummated.

         The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Multicare and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Multicare and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), as defined, and corporate separateness; and will cause Multicare to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature.

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

         As a result of the Balanced Budget Refinement Act, the Company transitioned 23 eldercare centers to the full federal rate effective January 1, 2000. The Company believes this transition will result in incremental annualized revenue of approximately $2.2 million, which will in part be offset by the continued phase in of PPS in other facilities.

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

         Impact of Inflation

         The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. The Company has implemented cost control measures to attempt to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the impact of interest rate changes. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily used interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. During the forbearance period the Company is not required to maintain interest rate hedging agreements. During the quarter ended March 31, 2000, the Company terminated all of its interest rate swap agreements for $0.1 million.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.  Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds.  Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         The Company has not made scheduled interest and principal payments in the amount of $13.5 million as of March 31, 2000 under its Senior Credit Facilities.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.  Other Information.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                Exhibit No.    Description
                -----------    -----------

                  27           Financial Data Schedule.

                  99.1 Forbearance Agreement, dated as of March 20, 2000, among The Multicare Companies, Inc., Mellon Bank, N.A. as Administrative Agent, Issuer of Letters of Credit, Collateral Agent and Synthetic Lease Facility Agent, Citicorp USA, Inc. as Syndication Agent, First Union National Bank as Documentation Agent, Bank of America, N.A. as Syndication Agent, and the Lenders and Secured Parties

         (b)      Reports on Form 8-K.

                  On April 4, 2000, the Company filed a Report on Form 8-K dated March 21, 2000 reporting that it had begun debt restructuring discussions with its senior lenders and that it did not expect to make scheduled debt payments during the discussion period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                THE MULTICARE COMPANIES, INC.


Date: May 15, 2000                  /S/ George V. Hager, Jr.
                                ----------------------------
                                George V. Hager, Jr.
                                Executive Vice President and Chief
                                Financial Officer