Form 10-Q
period 2000-06-30
MULTICARE COMPANIES INC
filed 2000-08-21
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

                               YES [ x ]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                        Outstanding at August 14, 2000
-----------------------------------------      ------------------------------
Common Stock ($.01 Par Value)                               100

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                                Table of Contents


                                                                            Page

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.................. 1-2


Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2000 (Unaudited) and September 30, 1999............................. 3

Consolidated Statements of Operations
Three and nine months ended June 30, 2000 and 1999 (Unaudited)............... 4

Consolidated Statements of Cash Flows
Nine months ended June 30, 2000 and 1999 (Unaudited)......................... 5

Notes to Consolidated Financial Statements ............................... 6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 11-20

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk........................................................ 21


Part II: OTHER

INFORMATION................................................................. 22

SIGNATURES.................................................................. 23

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

         o certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations", such as our ability or inability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, to control costs; to consummate asset sales and the expected effects of government regulation on reimbursement for services provided and on the costs of doing business.

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

Factors that could cause actual results to differ materially include, but are not limited to the following:

         o        our bankruptcy cases;

         o        defaults under our debt agreements;

         o        confirmation of a restructuring plan;

         o our substantial indebtedness and significant debt service obligations;

         o        the effect of planned dispositions of assets;

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

On June 22, 2000, The Multicare Companies, Inc. and certain of its affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. On the same date, Genesis Health Ventures Inc. (Multicare's principal owner and manager) and certain of Genesis' direct and indirect affiliates also filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize its capital structure under Chapter 11 of the United States Bankruptcy Code. These bankruptcy cases, among other factors such as the Company's recurring losses, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline will be established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

These and other factors have been discussed in more detail in the Company's periodic reports.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                      Condensed Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                               June 30,     September 30,
                                                                 2000           1999
                                                             -----------    -----------
                                                             (Unaudited)
                              Assets
Current Assets:
       Cash and cash equivalents                             $    12,429    $     3,967
       Accounts receivable, net                                  109,341        113,586
       Prepaid expenses and other current assets                  12,604         13,130
       Deferred taxes - current portion                            2,027          2,027
                                                             -----------    -----------
                Total current assets                             136,401        132,710
                                                             -----------    -----------

Property, plant and equipment, net                               571,071        621,371

Goodwill, net                                                    470,857        480,809
Other assets                                                      61,678         67,474
                                                             -----------    -----------
                                                             $ 1,240,007    $ 1,302,364
                                                             ===========    ===========

               Liabilities and Stockholders' Equity

Current Liabilities not subject to compromise:
       Accounts payable and accrued liabilities              $    33,312    $    97,205
       Current portion of long-term debt                            --           34,700
                                                             -----------    -----------
                Total current liabilities                         33,312        131,905
                                                             -----------    -----------

Long-term debt not subject to compromise                          10,440        741,256
Deferred taxes                                                    55,677         76,007
Due to Genesis Health Ventures, Inc. and other liabilities           442         27,285

Liabilities subject to compromise                                859,688           --

Stockholders' Equity:
       Common stock, par value $.01, 100 shares authorized
         100 shares issued and outstanding                          --             --
       Additional paid-in-capital                                733,000        733,000
       Accumulated deficit                                      (452,552)      (407,089)
                                                             -----------    -----------
                Total stockholders' equity                       280,448        325,911
                                                             -----------    -----------
                                                             $ 1,240,007    $ 1,302,364
                                                             ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                 (In thousands)

                                                               Three Months Ended        Nine Months Ended
                                                                    June 30,                  June 30,
                                                             ----------------------    ----------------------
                                                                2000         1999         2000         1999
                                                             ---------    ---------    ---------    ---------
Net revenues                                                 $ 161,846      157,295      485,448    $ 480,504

Expenses:
    Operating expense                                          136,059      127,792      405,996      385,145
    Management fee                                               9,711        9,437       29,133       28,766
    Depreciation and amortization expense                        9,435       11,412       28,490       34,003
    Lease expense                                                3,227        3,281        9,762        9,735
    Interest expense, net                                       19,562       16,554       56,525       48,966
    Debt restructuring, reorganization and other expense        12,386         --         14,529         --
                                                             ---------    ---------    ---------    ---------
      Total expenses                                           190,380      168,476      544,435      506,615
                                                             ---------    ---------    ---------    ---------

      Loss before income tax benefit, share in loss of
      unconsolidated affiliates, and cumulative effect of
      accounting change                                        (28,534)     (11,181)     (58,987)     (26,111)

Income tax benefit                                              (9,325)      (2,672)     (18,378)      (4,867)
                                                             ---------    ---------    ---------    ---------

Loss before share in loss of unconsolidated affiliates and
cumulative effect of accounting change                         (19,209)      (8,509)     (40,609)     (21,244)
                                                             ---------    ---------    ---------    ---------

Share in loss of unconsolidated affiliates                         444         --          1,231         --
                                                             ---------    ---------    ---------    ---------

Loss before cumulative effect of accounting change             (19,653)      (8,509)     (41,840)     (21,244)
                                                             ---------    ---------    ---------    ---------

Cumulative effect of accounting change, net of tax                --           --          3,623         --
                                                             ---------    ---------    ---------    ---------

      Net loss                                               $ (19,653)      (8,509)     (45,463)   $ (21,244)
                                                             =========    =========    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)


                                                                 Nine months ended
                                                                     June 30,

                                                                 2000         1999
                                                               ---------    ---------
Cash flows from operating activities:
   Net loss                                                    $ (45,463)   $ (21,244)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Cumulative effect of accounting change, net of tax            3,623         --
     Loss on sale of Ohio assets                                   7,922         --
     Depreciation and amortization                                28,490       34,003
     Deferred tax benefit                                        (18,379)         229
     Changes in assets and liabilities:
       Accounts receivable                                         4,245      (26,552)
       Prepaid expenses and other current assets                     528        1,267
       Accounts payable and accrued liabilities                   32,998      (10,836)
                                                               ---------    ---------
         Net cash provided by (used in) operating activities      13,964      (23,133)
                                                               ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of Ohio assets                            33,000         --
     Capital expenditures                                         (6,777)     (11,591)
     Other assets and liabilities                                  7,574        6,672
                                                               ---------    ---------
         Net cash provided by (used in) investing activities      33,797       (4,919)
                                                               ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt                                 17,534      298,730
     Repayments of long-term debt                                (56,833)    (277,095)
     Debt issuance costs                                            --         (1,387)
                                                               ---------    ---------
         Net cash (used in) provided by financing activities     (39,299)      20,248
                                                               ---------    ---------

         Increase (Decrease) in cash and cash equivalents          8,462       (7,804)

Cash and cash equivalents at beginning of period                   3,967       11,344
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $  12,429    $   3,540
                                                               =========    =========



     See accompanying notes to condensed consolidated financial statements.

                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

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

         The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 22, 2000, The Multicare Companies, Inc. and certain of its affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. On the same date, Genesis Health Ventures Inc. (Multicare's indirect principal shareholder and manager) and certain of Genesis' direct and indirect affiliates also filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize its capital structure under Chapter 11 of the United States Bankruptcy Code. These cases, among other factors such as the Company's recurring losses, raise substantial doubt about the Company's ability to continue as a going concern.

         The financial information as of June 30, 2000, and for the three and nine months ended June 30, 2000 and 1999, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and all adjustments pursuant to the adoption of the American Institute of Certified Public Accountants' ("AICPA') Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the interim periods presented. Results for interim periods are not necessarily indicative of those to be expected for the year.

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

(2)      Voluntary Petition for Relief Under Chapter 11 of the
         United States Bankruptcy Code
         -----------------------------------------------------------------------

     On June 22, 2000, The Multicare Companies, Inc. and 196 of its affiliates ("the Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. On the same date, Genesis Health Ventures Inc. (Multicare's principal owner and manager) and certain of Genesis' direct and indirect affiliates also filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize its capital structure under Chapter 11 of the United States Bankruptcy Code. These cases, among other factors such as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

     Except for relief that might otherwise be granted by the Bankruptcy Court overseeing the Chapter 11 cases, and further subject to certain statutory exceptions, the automatic stay protection afforded by Chapter 11 of the Bankruptcy Code cases prevents any creditor or other third parties from taking any action in connection with any defaults under pre-petition debt obligations or agreements of the Company and those of its affiliates which are debtors in the Chapter 11 cases. In connection with the Chapter 11 cases, the Company expects to develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 cases. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

     The Bankruptcy Court approved, on a final basis, borrowings of up to $50 million in respect of the debtor in possession financing facility (the "DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Bankruptcy Court also authorized, on a final basis, the Debtors to use the cash collateral of certain third party lenders. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. As of June 30, 2000, no amounts are outstanding under the DIP Facility.

     Since the Company filed for protection under the Bankruptcy Code, the accompanying consolidated financial statements as of and for the three and nine months ended June 30, 2000 have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, the Company has segregated liabilities subject to compromise at June 30, 2000.

     On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the pre-petition claims of certain critical vendors and patients. All other unsecured pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

     A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases follows (in thousands):

                                                                 As of June 30,
                                                                      2000
                                                                 --------------
               Liabilities Subject to Compromise

                    Revolving credit and term loans                   $424,110
                    Senior subordinated notes                          249,004
                    Revenue Bonds and Other Debt                        53,103
                    Deferred Management Fee Due to Genesis              36,577
                    Accrued interest                                    30,179
                    Accounts payable and accrued liabilities            66,715
                                                                      --------
                                                                      $859,688

         A summary of the principal categories of reorganization items follows (in thousands):

                                                              For the                    For the
                                                         Three Months Ended         Nine Months Ended
                                                           June 30, 2000              June 30, 2000
                                                         ------------------         -----------------
          Reorganization Items
               Legal, accounting and consulting fees           $3,514                    $5,324
               Bank fees                                          950                     1,283
                                                               ------                    ------
                                                               $4,464                    $6,607




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

         Amendment to Stockholders' Agreement

         On November 15, 1999, the Multicare Stockholders' Agreement was amended to:

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

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o        eliminate all pre-emptive rights.

         (5)  Disposition of  Assets

         Effective May 31, 2000, Multicare sold all of its Ohio operations which included 14 eldercare centers with 1,128 beds, to Trans Healthcare, Inc. for $33.0 million in cash. Included in debt restructuring, reorganization and other expense for the three months ended June 30, 2000 was a $7.9 million loss on the sale of the Ohio assets. The net proceeds of the disposition of assets located in Ohio were applied against the Company's term loans and revolving credit facility on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender.

         During the quarter ended March 31, 2000, Multicare did not renew an operating lease which expired on an eldercare center with 85 beds in Virginia. No gain or loss was recorded in connection with the expiration of this lease.

         (6)  Debtor-in-Possession Financing

         On June 22, 2000, (the "Petition Date"), the Company, the Company's immediate parent and substantially all of the Company's affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S) (S) 101, et seq. (the "Bankruptcy Code"). While this action constituted a default under the Company's and such affiliate's various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis (a) the use of cash collateral by the Company and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for the Company to enter into an interim secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A. and authorization for advances in the interim period of up to $30 million out of a possible $50 million facility. On July 18, 2000, the Bankruptcy Court entered the final order approving the $50 million DIP Facility and permitting full usage thereunder. Usage under the DIP Facility is subject to a borrowing base which provides for maximum borrowings (subject to the $50 million commitment limit) by the Company of up to 90% of outstanding eligible accounts receivable and a real estate component. The DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar Rate plus 3.75%. Proceeds of the DIP Facility are available for general working capital purposes. Through July 31, 2000, there has been no usage under the DIP Facility. The DIP Facility also provides for the issuance of up to $20 million in standby letters of credit. As of July 31, 2000 there was $3.7 million in letters of credit issued thereunder.

         The obligations of the Company under the DIP Facility are jointly and severally guaranteed by each of the Company's filing affiliates (the "Filing Affiliates"). Pursuant to the agreement, the Company and each of its Filing Affiliates have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the DIP Facility) in all unencumbered pre- and post- petition property of the Company. The DIP Facility also has priority over the liens on all collateral pledged under the Pre-petition Senior Credit Facility dated as of October 9, 1997 as amended, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

         The DIP financing agreement limits, among other things, the Company's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and DIP facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company's inability to obtain further advances under the DIP Facility and the potential exercise of remedies by the DIP Facility lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of the Company to successfully reorganize under Chapter 11.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         General

         Upon consummation of the Merger, the Company and Genesis entered into the Management Agreement pursuant to which Genesis manages the Company's operations. Under Genesis' management, the Company's strategy is to integrate the talents of case managers, comprehensive discharge planning, and to provide cost effective care management to achieve superior outcomes and return the Company's customers to the community. Genesis' management believes that achieving improved customer outcomes will result in an increased broader base of repeat customers in the Company's network. Moreover, Genesis' management believes that this strategy will lead to a high quality payor mix and continued high levels of occupancy.

         Liquidity and Going Concern Assumption

         The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreement and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

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

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o        eliminate all pre-emptive rights.

         Results of Operations

         Three Months Ended June 30, 2000 Compared to Three Months ended June 30, 1999

         Net revenues. Net revenues for the three months ended June 30, 2000 increased $4.6 million or 2.9% from the same period last year to $161.8 million. In the quarter ended June 30, 2000, an increase in same store average daily Medicare census resulted in an increase in revenue of $6.3 million and an increase in Medicaid per diem rates which increased net revenues by $2.3 million. Offsetting these increases was a $4.0 million decrease relating to the impact of the sale of Ohio assets effective May 31, 2000. Since the Ohio assets were sold effective May 31, 2000, the consolidated results for the three months ended June 30, 2000 include the Ohio results for only two months compared to the prior period where they were included for the entire period.

         The Company's quality mix of private, Medicare and insurance patient days was 41.0% of patient days for the three months ended June 30, 2000 compared to 40.6% in the corresponding period last year. Occupancy rates were 91.5% for the three months ended June 30, 2000 compared to 90.1% in the corresponding period last year.

         Operating Expense. Operating expenses for the three months ended June 30, 2000 increased $8.3 million or 6.5% from the comparable period last year to $136.1 million. The increase resulted primarily from higher salaries, wages and benefits and overtime due to more competitive labor markets. In addition, for the three months ended June 30, 2000 the Company recorded $1.0 million in expenses associated with the transition of its incentive compensation program from stock-based to cash-based. Offsetting these increases was a $2.9 million decrease relating to the impact of the sale of Ohio assets effective May 31, 2000. Facility operating margins were 15.9% and 18.8% for the three months ended June 30, 2000 and 1999, respectively.

         Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary sales (as defined by the Management Agreement) and is responsible for Multicare's corporate general and administrative expenses excluding certain specified third party expenses. Management fees increased by $0.3 million or 2.9% to $9.7 million for the three months ended June 30, 2000 from the similar period last year due to the increase in net revenues.

         Lease Expense. Lease expense for the three months ended June 30, 2000 decreased $0.1 million from the same period last year to $3.2 million. Lease expense decreased since three leased facilities in Ohio were assigned to the buyer of the Ohio assets effective May 31, 2000.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2000 decreased $2.0 million or 17.3% from the corresponding period in the prior year to $9.7 million. Effective September 30, 1999, the Company wrote-down impaired long-lived assets by $397.3 million. As a result of this write-down of long-lived assets, amortization of goodwill decreased by approximately $1.8 million for the three months ended June 30, 2000. Depreciation decreased by approximately $0.2 million due to the sale of the Ohio assets effective May 31, 2000.

         Interest Expense, net. Interest expense for the three months ended June 30, 2000 increased $3.0 million or 18.2% to $19.6 million from the same period in the prior year. An increase of $3.7 million is due to an increase in the effective borrowing rate to 10.4% for the three months ended June 30, 2000 from 8.4% for the three months ended June 30, 1999. The primary reason for the borrowing rate increase was due to amendments to the Senior Credit Agreement prior to the Bankruptcy filing and increases in market rates of interest. Offsetting the increase was a $0.7 million reduction in interest due to a decrease in the average debt balance outstanding primarily due to the sale of the Ohio assets.

         Debt Restructuring, Reorganization, and Other Expense. During the quarter ended June 30, 2000, Multicare incurred and expensed fees of $4.5 million for legal, accounting and consulting services as well as bank and court fees in connection with debt restructuring negotiations and subsequent costs of reorganization cases with the Bankruptcy Court. Included in debt restructuring, reorganization and other expense was $1.0 million in bank charges and $3.5 million in legal and financial consultant expense. Also included in debt restructuring, reorganization and other expense was a $7.9 million loss on the sale of the Ohio assets.

         Income Tax Benefit. The income tax benefit increased by $6.7 million to $19.2 million for the three months ended June 30, 2000. The increase relates to the increase in operating losses offset by lower non-deductible goodwill amortization following the write-down previously discussed.

     Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

         Net revenues. Net revenues for the nine months ended June 30, 2000 increased $4.9 million from the same period last year to $485.4 million. In the nine months ended June 30, 2000, an increase in same store average daily Medicare census resulted in an increase in revenue of approximately $7.8 million. Offsetting this increase was a $2.9 million decrease relating to the impact of the sale of Ohio assets effective May 31, 2000.

         The Company's quality mix of private, Medicare and insurance patient days was 40.3% of patient days for the nine months ended June 30, 2000 compared to 40.9% in the corresponding period last year. Occupancy rates were 91.1% for the nine months ended June 30, 2000 compared to 90.5% in the corresponding period last year.

         Operating Expense. Operating expenses for the nine months ended June 30, 2000 increased $20.9 million or 5.4% from the comparable period last year to $406.0 million. The increase resulted primarily from higher salaries, wages and benefits and overtime due to more competitive labor markets. In addition, in the June 30, 2000 quarter the Company recorded $1.0 million in expenses associated with the transition of its incentive compensation program from stock-based to cash-based. Offsetting these increases was a $2.4 million decrease relating to the impact of the sale of Ohio assets effective May 31, 2000. Facility operating margins were 16.4% and 19.8% for the nine months ended June 30, 2000 and 1999, respectively.

         Management Fee. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of approximately six percent of Multicare's non-extraordinary sales (as defined by the Management Agreement) and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees increased by $0.4 million to $29.1 million for the nine months ended June 30, 2000 due to the increase in net revenues.

         Lease Expense. Lease expense was $9.8 and $9.7 million for the nine months ended June 30, 2000 and 1999, respectively, remaining relatively unchanged as the same number of facilities were leased for the majority of both periods.

         Depreciation and Amortization. Depreciation and amortization expense for the nine months ended June 30, 2000 decreased $5.5 million or 16.2% from the corresponding period in the prior year to $28.5 million. Effective September 30, 1999, the Company wrote-down impaired long-lived assets by $397.3 million. As a result of this write-down of long-lived assets, amortization of goodwill decreased by approximately $5.2 million for the nine months ended June 30, 2000. Decreases in depreciation due to the write-down of long lived assets were offset by increases due to capital expenditures for routine maintenance and renovation. The Company has not completed any acquisitions and has begun little new construction since the Merger.

         Interest Expense, net. Interest expense for the nine months ended June 30, 2000 increased $7.6 million or 15.4% to $56.5 million from the same period in the prior year. The increase is due to an increase in the effective borrowing rate to 9.8% for the nine months ended June 30, 2000 from 8.4% for the nine months ended June 30, 1999. The primary reason for the borrowing rate increase was due to amendments to the Senior Credit Agreement prior to the Bankruptcy filing and increases in market rates of interest.

         Debt Restructuring, Reorganization, and Other Expense. During the nine months ended June 30, 2000, Multicare incurred and expensed fees of $6.6 million for legal, accounting and consulting services as well as bank and court fees in connection with debt restructuring negotiations and subsequent costs of reorganization cases with the Bankruptcy Court. Included in debt restructuring, reorganization and other expense was $1.3 million in bank charges and $5.3 million in legal and financial consultant expense. Also included in debt restructuring, reorganization and other expense was a $7.9 million loss on the sale of the Ohio assets.

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

         Income Tax Benefit. The income tax benefit increased by $13.5 million to $18.4 million for the nine months ended June 30, 2000. Of the increase $2.0 million relates to the tax benefit related to the cumulative effect of accounting change and $2.9 million related to the loss on sale of the Ohio assets. The remainder of the increase relates to the increase in operating losses offset by lower non-deductible goodwill amortization.

         Liquidity and Capital Resources

         General

         On June 22, 2000 (the "Petition Date"), the Company, the Company's immediate parent and substantially all of the Company's affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action constituted a default under the Company's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis (a) the use of cash collateral by the Company and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for the Company to enter into an interim secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A. and authorization for advances in the interim period of up to $30 million out of a possible $50 million facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50 million DIP Facility and permitting full usage thereunder. Usage under the DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50 million commitment limit) by the Company of up to 90% of outstanding eligible accounts receivable and a real estate component. The DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar Rate plus 3.75%. Proceeds of the DIP Facility are available for general working capital purposes. Through July 31, 2000, there has been no usage under the DIP Facility. The DIP Facility also provides for the issuance of up to $20 million in standby letters of credit. As of July 31, 2000 there was $3.7 million in letters of credit issued thereunder.

         Pursuant to the agreement, the Company and each of its affiliates named as borrowers or guarantors under the DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the DIP Facility) in all unencumbered pre- and post- petition property of the Company. The DIP Facility also has priority over the liens on all collateral pledged under the Pre-petition Senior Credit Facility dated as of October 9, 1997 as amended, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor subsidiaries.

         The DIP financing agreement limits, among other things, the Company's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and DIP facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company's inability to obtain further advances under the DIP Facility and the potential exercise of remedies by the DIP Facility lenders which could materially impair the ability of the Company to successfully reorganize under Chapter 11.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness are enjoined and other contractual obligations generally may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

         On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the pre-petition claims of certain critical vendors and patients. All other unsecured pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of the management and operation of their properties and businesses and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

     A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases follows (in thousands):

                                                                 As of June 30,
                                                                      2000
                                                                 --------------
                 Liabilities Subject to Compromise

                      Revolving credit and term loans               $424,110
                      Senior subordinated notes                      249,004
                      Revenue Bonds and Other Debt                    53,103
                      Deferred Management Fee Due to Genesis          36,577
                      Accrued interest                                30,179
                      Accounts payable and accrued liabilities        66,715
                                                                    --------
                                                                    $859,688


         A summary of the principal categories of reorganization items follows (in thousands):


                                                            For the Three Months        For the Nine Months
                                                                    Ended                       Ended
                                                                June 30, 2000              June 30, 2000
                                                                -------------              -------------
          Reorganization Items
               Legal, accounting and consulting fees               $3,514                      $5,324
               Bank Fees                                              950                       1,283
                                                                   ------                      ------
                                                                   $4,464                      $6,607


         At June 30, 2000, the Company had working capital of $103.1 million as compared with net working capital of $0.8 million at September 30, 1999 primarily because most current liabilities at September 30, 1999 are now classified as liabilities subject to compromise. There are no material capital commitments for capital expenditures as of the date of this filing.

         Cash flow provided by operations was $14.0 million for the nine months ended June 30, 2000 compared to cash flow used in operations of $23.1 million in the comparable period of 1999. Operating cash flows increased as a result of the decline of receivable growth from the prior period of $30.8 million. Net accounts receivable were $109.3 million and $113.6 million at June 30, 2000 and September 30, 1999, respectively. Legislative and regulatory action and government budgetary constraints have changed, and may in the future continue to change the timing of payments and reimbursement rates of the Medicare and Medicaid programs in the future. These changes have had and may in the future have a material adverse effect on the Company's operating results and cash flows and could have a further material adverse impact in the future. In addition, growth of accounts payable and accrued liabilities resulted in increased cash flow of $43.8 million primarily as a result of increased accrued interest and amounts owed Genesis which were not paid. Accrued interest was $30.2 million as of June 30, 2000. Genesis is Multicare's primary provider of pharmacy, rehabilitation therapy and hospitality services.

         Cash flows provided by investing activities in fiscal year 2000 include the proceeds from the sale of Ohio assets effective May 31, 2000. Multicare sold all of its Ohio operations which included 14 eldercare centers with 1,128 beds, for a $7.9 million loss. The net proceeds of the disposition of $33.0 million are classified as cash flow provided by investing and are applied against the Company's term loans and revolving credit facility. Cash flows provided by investing activities in fiscal year 2000 also include the deferred management fees due to Genesis of $9.7 million as a source of cash. Capital expenditures of $6.8 million for the nine months ended June 30, 2000 are principally for routine maintenance and renovation.

         The Company has experienced an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. In addition, as a result of Genesis' current financial condition it is unable to continue certain self insured programs and has replaced these programs with outside insurance carriers.

         Credit Facility and Other Debt

         In connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525 million, in the aggregate (collectively, the "Senior Credit Facility"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agent (the "Administrative Agent"), pursuant to a certain credit agreement (the "Senior Credit Agreement") dated as of October 14, 1997, as amended from time to time.

         Multicare entered into a fourth amended and restated credit agreement on August 20, 1999 which made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of assets sales to repay indebtedness under the Tranche A Term Facility and Revolving Facility (defined below), permitted the restructuring of the Put / Call Agreement, as defined, and increased the interest rates applying to the Term Loans and the Revolving Facility (defined below).

         The Senior Credit Facility consists of three term loans with an aggregate original balance of $400 million (collectively, the "Term Loans"), and a $125 million revolving credit loan (the "Revolving Facility") The Term Loans amortize in quarterly installments through 2005. The Senior Credit Facility consists of:

         o an original six year term loan maturing in September 2003 with an outstanding balance of $132.2 million at June 30, 2000 (the "Tranche A Term Facility");

         o an original seven year term loan maturing in September 2004 with an outstanding balance of $138.3 million at June 30, 2000 (the "Tranche B Term Facility");

         o an original eight year term loan maturing in June 2005 with an outstanding balance of $45.9 million at June 30, 2000 (the "Tranche C Term Facility") and;

         o a Revolving Facility, with an outstanding balance of $107.7 million at June 30, 2000 becomes payable in full on September 30, 2003.

         Effective May 31, 2000, the assets of 14 eldercare centers in Ohio were sold for approximately $36 million in cash. The net proceeds of $33.0 million were applied against the Company's outstanding Senior Credit Facility on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender.

         The Senior Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain Multicare subsidiaries' real property were also granted. Loans under the Senior Credit Facility bear, at Multicare's interest at the per annum Prime Rate as announced by the administrative agent plus a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test.

         On March 29, 2000 the Company elected not to make interest payments due under the Senior Credit Agreement. The Company's Senior Lenders granted a forbearance period until May 19, 2000 while discussions on an overall restructuring took place. The Company entered into a second forbearance period which was to expire on June 30, 2000. Under the forbearance agreement, the Senior Lenders, subject to certain conditions, refrained from accelerating the Senior Loans or exercising other remedies against the Company. During the forbearance periods, Multicare did not make scheduled interest and principal payments under its Senior Credit Agreement.

         The Senior Lenders agreed to waive the imposition of the Default Rate during the forbearance period. However, effective with the default under the Senior Credit Agreement, the Company is no longer entitled to elect a LIBOR Rate. Effective March 20, 2000, loans under the Tranche A Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%; loans under the Tranche B Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.25%; loans under the Tranche C Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.5%; loans under the Revolving Credit Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%.

         The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates, change control of capital stock, and make capital expenditures; prohibit the ability of Multicare and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Multicare and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), as defined, and corporate separateness; and will cause Multicare to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature. The Company is in default under the Senior Credit Facility and has not made any scheduled interest payments since March 29, 2000.

         On August 11, 1997, Genesis ElderCare Acquisition Corp. sold $250 million principal amount of 9% Senior Subordinated Notes due 2007 ("the 9% Notes"). Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year.

         The 9% Notes are unsecured, general obligations of the issuer, subordinated in right of payment to all existing and future Senior Indebtedness, as defined in the Indenture, of the issuer, including indebtedness under the Senior Facilities. The 9% Notes rank pari passu in right of payment with any future senior subordinated indebtedness of the issuer and are senior in right of payment to all future subordinated indebtedness of the issuer. The 9% Notes are redeemable at the option of the issuer, in whole or in part, at any time on or after August 1, 2002, initially at 104.5% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2004. The 9% Notes are subject to mandatory redemption at 101%. Upon a Change in Control, as defined in the Indenture, the issuer is required to make an offer to purchase the 9% Notes at a purchase price equal to 101% of their principal amount, plus accrued interest. The Indenture contains a number of covenants that, among other things, restrict the ability of the issuer of the 9% Notes to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, issue the capital stock of its subsidiaries, engage in mergers or consolidations or asset sales, engage in certain transactions with affiliates, and other restrictions affecting its subsidiaries. The Company is in default under the Indenture.

         Merger and Other Transactions

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

         ETT is obligated to purchase and lease back the three facilities that secure the term and construction loans being made to the Company, upon the earlier of the facility reaching stabilized occupancy or the maturity of the loan secured by the facility provided, however, that the Company will not be obligated to sell any facility if the purchase price for the facility would be less than the applicable loan amount. The purchase agreements provide for a cash purchase price in an amount which will result in an annual yield of 10.5% to ETT. If acquired by ETT, these facilities would be leased to the Company under minimum rent leases. The initial term of any minimum rent lease will be ten years, and the Company will have the option to extend the term for up to two five-year extension periods upon 12 months notice to ETT. Minimum rent for the first lease year under any minimum rent lease will be established by multiplying the purchase price for the applicable facility times 10.5%, and the increase each year by an amount equal to the lesser of (i) 5% of the increase in the gross revenues for such facility (excluding any revenues derived from ancillary healthcare services provided by Genesis or its affiliates to residents of the applicable facility) during the immediately preceding year or (ii) one-half of the increase in the Consumer Price Index during the immediately preceding year. During the last four years of the term (as extended, if applicable), the Company is required to make minimum capital expenditures equal to $3,000 per residential unit in each assisted living facility covered by a minimum rent lease.

         Legislative and Regulatory Issues

         Legislative and regulatory action, including but not limited to the 1997 Balanced Budget Act and the Balanced Budget Refinement Act, has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under these programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on the Company.

         Anticipated Impact of Healthcare Reform

         The majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. On July 31, 2000, The Health Care Finance Administration ("HCFA") issued final rules for PPS. The final rule continues the current PPS methodology, as amended by the Balanced Budget Refinement Act of 1999 ("BBRA"). Effective April 1, 2000, 15 of the 44 RUG III (Resource Utilization Groups) payment categories were increased by 20% until the later of October 1, 2000, or the implementation of a refined RUG system. This final rule extends the 20% add-on for the 15 RUG III categories until at least September 20, 2001. Additionally, the final rule formalizes the BBRA requirement for a 4% across the board increase in the Federal per diem payment rates, exclusive of the 20% add-on. The final rule also announces the annual update factor at 2.161%, which is equivalent to the market basket increase less one percentage point, as mandated by current law. The actual impact of the July 31, 2000 final rule on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the impact of interest rate changes. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily used interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. During the forbearance period the Company was not required to maintain interest rate hedging agreements. In the quarter ended June 30, 2000 the Company terminated all of its interest rate swap agreements for $0.1 million.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.  Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds.  Not Applicable.

Item 3.  Defaults Upon Senior Securities.

On June 22, 2000, the Company and certain of its affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to June 22, 2000, including, among others, the Senior Credit Facility, and the Senior Subordinated Notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Chapter 11 cases is set forth elsewhere in this Form 10-Q, including Note 2 to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.  Other Information.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                Exhibit No.    Description

                  27       Financial Data Schedule.

                  99.1 Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among The Multicare Companies, Inc., a debtor and a Debtor-in-Possession under Chapter 11 of the bankruptcy code as borrower and Mellon Bank, N.A. as Administrative Agent and Arranger, First Union National Bank, as Syndication Agent; and Goldman Sachs Credit Partners, L.P., as Documentation Agent.

(b)      Reports on Form 8-K.

              On July 7, 2000, the Company filed a Report on Form 8-K reporting that the Multicare Companies, Inc. and certain affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware and are being jointly administered for procedural purposes in the Bankruptcy Court under Case Nos. 00-2494 through 00-2690. On the same date, Genesis Health Ventures, Inc., 43.6% owner of Multicare, and certain of its direct and indirect affiliates also filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the Bankruptcy Court and are being jointly administered for procedural purposes in the Bankruptcy Court under Case Nos. 00-2691 through 00-2842.

                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE MULTICARE COMPANIES, INC.


Date: August 21, 2000                      /S/ George V. Hager, Jr.
                                       -------------------------------
                                       George V. Hager, Jr.
                                       Executive Vice President
                                          and Chief Financial Officer