Form 10-K
period 2000-09-30
MULTICARE COMPANIES INC
filed 2001-02-21
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 2000

                         Commission File Number 34-22090

                             ----------------------

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


     The aggregate market value of the voting stock held by non-affiliates of the Registrant: Not Applicable



             Class                             Outstanding at January 31, 2001
---------------------------                    -------------------------------
Common Stock $.01 Par Value                               100 shares

                      Documents Incorporated By Reference
                                      None.

                                      INDEX
                                                                            PAGE

Cautionary Statements Regarding Forward Looking Statements...................2-6

                                     PART I

ITEM 1:  BUSINESS

         General   ............................................................7
         Patient Services....................................................8-9
         Revenue Sources....................................................9-11
         Marketing.........................................................11-12
         Personnel............................................................12
         Employee Training and Development.................................12-13
         Governmental Regulation...........................................13-14
         Corporate Integrity Program.......................................14-15
         Competition.......................................................15-16
         Insurance............................................................16

ITEM 2:  PROPERTIES...........................................................17

ITEM 3:  LEGAL PROCEEDINGS....................................................17

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS..................................18

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA.................................19

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................20-31

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........32

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................33-54

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................55

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............55-56

ITEM 11:  EXECUTIVE COMPENSATION..............................................56

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......56

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................56-57

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K...58-69

                              DEBTOR-IN-POSSESSION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, and to control costs and the expected effects of government regulation on reimbursement for services provided;

o certain statements contained in "Business" concerning strategy; corporate integrity programs, government regulations and the Medicare and Medicaid programs; and

o certain statements in "Legal Proceedings" regarding the effects of litigation.

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

Factors that could cause actual results to differ materially include, but are not limited to the following:

o    our ability to continue as a going concern;

o certain covenant amendments to our debtor-in-possession financing that may be terminated;

o    our bankruptcy cases;

o our default under our senior credit agreement and our senior subordinated and other notes;

o    defaults under our debt agreements;

o    confirmation of a restructuring plan;

o    our substantial indebtedness and significant debt service obligations;

o    the effect of planned dispositions of assets;

o our ability or inability to secure the capital and the related cost of the capital necessary to fund future operations;

o the impact of health care reform, including the Medicare Prospective Payment System ("PPS"), the Balanced Budget Refinement Act ("BBRA"), and the Benefit Improvement and Protection Act of 2000 ("BIPA") and the adoption of cost containment measures by the federal and state governments;

o    the adoption of cost containment measures by other third party payors;

o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

o the occurrence of changes in the mix of payment sources utilized by our patients to pay for our services;

o    competition in our industry; and

o    changes in general economic conditions.

Our bankruptcy cases and recurring losses, among other things, raise substantial doubt about the Multicare's ability to continue as a going concern.

On June 22, 2000, (the "Petition Date") The Multicare Companies, Inc. and certain of its affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. On the same date, Genesis Health Ventures Inc. (Multicare's principal owner and manager) and certain of Genesis' direct and indirect affiliates also filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize its capital structure under Chapter 11 of the United States Bankruptcy Code. These bankruptcy cases, among other factors such as the Company's recurring losses, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreement ("DIP"), and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

There can be no assurances that the cash flow from our debtor-in-possession financing and operations will be sufficient to enable us to meet our obligations.

The Chapter 11 cases constituted a default under the Company's and such affiliates' various pre-petition financing arrangements. The Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval.

The Bankruptcy Court approved borrowings of up to $50 million in respect of the debtor-in-possession financing facility. Through January 31, 2001, there has been no usage under the DIP Facility other than the issuance of letters of credit. The DIP Facility also provides for the issuance of up to $20 million in standby letters of credit. As of January 31, 2001 there were $3.7 million in letters of credit issued thereunder.

The debtor-in-possession financing agreements limit, among other things, the Company's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The debtor-in-possession financing agreements contain customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and debtor-in-possession borrowings and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company's inability to obtain further advances under the debtor-in-possession financing agreements and the potential exercise of remedies by the related lenders (without regard to the automatic stay unless re-imposed by the Bankruptcy Court) which could materially impair the ability of the Company to successfully reorganize under Chapter 11.

As a result of the Chapter 11 cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to June 22, 2000, including, among others, the Senior Credit Facility, and the Senior Subordinated Notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court or the Bankruptcy Court otherwise permits such payments.

On February 14, 2001, Multicare received waivers from its respective lenders (the "DIP Lenders") under the Multicare DIP Facility (the "DIP Facility") for any event of default regarding certain financial covenants relating to minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") that may have resulted from asset impairment and other non-recurring charges recorded by the Company in the fourth quarter of Fiscal 2000. The waivers extend through December 31, 2000. In addition, the Company received certain amendments to the DIP Facilities, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods ("the EBITDA amendment"). The EBITDA Amendment can be terminated by the DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Multicare to the DIP Lenders for amendment fees related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the DIP Lenders will not exercise their rights under the DIP Facilities, including but not limited to, precluding future borrowings under the DIP Facilities.

There can be no assurances that cash flow from operations and the debtor-in-possession financing will be sufficient to enable us to service our debt and meet our other obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

         o the adoption of the Medicare Prospective Payment System pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act and the Benefits Improvement Protection Act of 2000; and

         o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

While we have prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect our business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the revenue reimbursement process, which in our industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. See "Business - Revenue Sources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in applicable laws and regulations, or new interpretations of existing laws and regulations, could have a material adverse effect on reimbursement, certification or licensure of our nursing facilities or other aspects of our business, including eligibility for participation in federal and state programs, costs of doing business, or the levels of reimbursement from governmental or private sources. We cannot predict the content or impact of future legislation and regulations affecting us. There can be no assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that could adversely affect us. See "Business - Revenue Sources" and "Business -- Governmental Regulation."

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

On October 8, 1999, Genesis entered into a restructuring agreement ("the Restructuring Agreement") with The Cypress Group L.L.C. ("Cypress"), TPG Partners II, L.P. ("TPG") and Nazem Inc. ("Nazem"), to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare. Genesis has the right to purchase all of the common stock of Genesis ElderCare Corp. not owned by Genesis for $2,000,000 in cash at any time prior to the 10th anniversary of the closing date of the restructuring transaction. On November 15, 1999, the Multicare Stockholders agreement was amended, among other things, to provide that all shareholders will grant to Genesis an irrevocable proxy to vote their shares of common stock of Genesis ElderCare Corp. on all matters to be voted on by shareholders, including the election of directors and omit the requirement that specified significant actions receive the approval of at least one designee of each of Cypress, TPG and Genesis.

Mr. Michael R. Walker, the Chairman of the Board and Chief Executive Officer of Genesis, is our Chairman and Chief Executive Officer and Mr. George V. Hager, Jr., the Chief Financial Officer of Genesis, is our Chief Financial Officer. In addition, Mr. Walker, Mr. Hager and Mr. Richard R. Howard, President and a member of the board of directors of Genesis, constitute the majority of our board of directors. In April 2000, Ms. Beverly S. Anderson became an employee of Multicare and a member of the board of directors. Ms. Anderson is our Independent Director and Chief Restructuring Officer of Multicare. Based on the foregoing, Genesis and Messrs. Walker, Hager and Howard have substantial influence on Multicare and the outcome of any matters submitted to our stockholders for approval, and are in positions that may result in conflicts of interest with respect to transactions involving us and Genesis. Genesis and its affiliates provide healthcare and related services to our customers and facilities either directly or through contracts with us. Genesis is the principal supplier to our customers of all pharmacy and rehabilitation services either directly or through contracts with us. Conflicts of interest may arise in connection with the negotiation of the terms of such arrangements.

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

                                     Part I

Item 1.  Business.

General

The Multicare Companies, Inc. ("Multicare" or the "Company") provides high quality eldercare and specialty medical services in selected geographic regions. As used herein, unless the context otherwise requires, "Multicare", the "Company", "we", "our", or "us" refers to The Multicare Companies, Inc. Multicare's eldercare services include skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities. We provide sub-acute care such as ventilator care, intravenous therapy, and various forms of coma, pain and wound management. We also provide management services to 28 facilities and consulting services to 14 facilities.

Multicare believes it is well positioned in its markets because it provides high quality care in concentrated geographic regions. Multicare's overall occupancy rate was approximately 91%, 91%, and 92% for the years ended September 30, 2000, 1999 and 1998, respectively. Multicare achieved a quality mix (defined as non-Medicaid revenues) of 54%, 55%, and 62% of net revenues for the years ended September 30, 2000, 1999 and 1998, respectively.

As of September 30, 2000, Multicare operated 137 eldercare facilities with 14,153 beds (80 wholly owned, 10 joint ventures, 19 leased and 28 managed) in Connecticut, Illinois, Massachusetts, New Jersey, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin.

Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code

On June 22, 2000, The Multicare Companies, Inc. and certain of its affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. On the same date, Genesis Health Ventures Inc. (Multicare's principal owner and manager) and certain of Genesis' direct and indirect affiliates also filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structures under Chapter 11 of the United States Bankruptcy Code. These bankruptcy cases, among other factors such as the Company's recurring losses, and defaults under its borrowing agreements raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreement, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

Our financial difficulties are attributed to a number of factors. First, the federal government has made fundamental changes to the reimbursement for medical services provided to eligible individuals. The changes have had a significantly negative impact on the healthcare industry as a whole and on our cash flows.

Second, the federal reimbursement changes have exacerbated a long-standing problem of less than fair reimbursement by states for medical services provided to indigent persons. Third, numerous other factors have adversely affected our cash flows, including increased labor costs, increased professional and liability insurance costs and increased interest rates. Finally, as a result of declining governmental reimbursement rates in the face of rising inflationary costs, we are too highly leveraged to service our indebtedness, including our long-term lease obligations. See "Revenue Sources and Government Regulation".

The Tender Offer and Merger

On October 9, 1997, Genesis Eldercare Acquisition Corp., ("Acquisition Corp."), The Cypress Group, (together with its affiliates, "Cypress", TPG Partners II, L.P., (together with its affiliates, "TPG"), and Nazem, Inc. ("Nazem"), acquired 99.65% of the shares of the common stock of Multicare, pursuant to a Tender Offer commenced on June 20, 1997. On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and the Company. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp.

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

Patient Services

Our skilled nursing centers offer three levels of care for their customers: skilled, intermediate and personal. Skilled care provides 24-hour per day professional services of a registered nurse; intermediate care provides less intensive nursing care; and personal care provides for the needs of customers requiring minimal supervision and assistance. Each eldercare center is supervised by a licensed healthcare administrator and engages the services of a Medical Director to supervise the delivery of healthcare services to residents and a Director of Nursing to supervise the nursing staff. Genesis maintains a corporate quality assurance program to monitor regulatory compliance and to enhance the standard of care provided in each center.

The Company has established programs for elderly and other customers who require subacute levels of medical care. These programs include ventilator care, intravenous therapy, post-surgical recovery, respiratory management, orthopedic or neurological rehabilitation, terminal care and various forms of coma, pain and wound management. Private insurance companies and other third party payors, including certain state Medicaid programs, have recognized that treating customers requiring subacute medical care in centers such as those operated by Multicare is a cost-effective alternative to treatment in an acute care hospital. We provide such care at rates that we believe are substantially below the rates typically charged by acute care hospitals for comparable services.

Management Services

We provide management services to 28 eldercare centers pursuant to management agreements that provide generally for the day-to-day responsibility for the operation and management of the centers. In turn, Multicare receives management fees, depending on the agreement, computed as either an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses.

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

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, and other third party payors. The health care industry is experiencing the effects of the federal and state governments trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by us.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payers. Changes in the case mix of patients as well as payor mix among private pay, Medicare, and Medicaid will significantly affect our profitability.

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

Medicaid (Title XIX of the Social Security Act) is a federal-state matching program, whereby, the federal government under a needs based formula matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies under Federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state's regulations. For nursing centers, most states pay prospective rates, and have some form of acuity adjustment. In addition to facility based services, most states cover an array of medical ancillary services, including institutional pharmacy. Payment methodologies for these services vary based upon state preferences and practices permitted under Federal rules.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 (the 1997 Act), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act (BBRA), enacted in November 1999, addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 (BIPA), was enacted on December 15, 2000, further modifying the law and restoring additional funding. The following provides an overview to the impact of each enactment on Multicare's services.

Under the 1997 Act, participating skilled nursing facilities are reimbursed under a prospective payment system ("PPS") for inpatient Medicare covered services. The PPS system commenced with a facility's first cost reporting period beginning on or after July 1, 1998. Under PPS, nursing facilities are paid a predetermined amount per patient, per day (per diem) based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into a resource utilization group ("RUG") using the information gathered during the minimum data set ("MDS") assessment. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services. The law phased in PPS over a three-year period. PPS reimbursement is based largely on a nursing facility's costs for the services it provided to Medicare beneficiaries in the 1994-1995 base year.

As implemented by the Health Care Financing Administration, PPS has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services.

In November 1999, the Medicare Balanced Budget Refinement Act (BBRA) was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the 1997 Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the federal per diem rates were to be increased by 20% for 15 RUG payment categories. While this provision was initially expected to adjust payment rates for only 6 months, HCFA withdrew proposed RUG refinement rules. These payment add-ons will continue until HCFA completes certain mandated recalculations of current RUG weightings. For fiscal years 2001 and 2002, the BBRA mandated federal per diem rates for all RUG categories will be increased by an additional 4% over the required market basket adjustment. The law provided that certain specific services (such as prostheses and chemotherapy drugs) would be reimbursed separately from and in addition to the federal per diem rate. A provision was included that provided that for cost report years beginning on or after January 1, 2000, skilled nursing facilities could waive the PPS transition period and elect to receive 100% of the federal per diem rate. The enactment also lifted for two years the $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

On December 15, 2000 Congress passed the Benefit Improvement and Protection Act of 2000 ("BIPA") that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changes the 20% add-on to three of the fourteen rehabilitation RUG categories to a 6.7 % add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B Consolidated Billing Provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The Company has not yet evaluated what effect BIPA will have on its operating results.

The 1997 Act included several provisions affecting Medicaid. The 1997 Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain health care providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the 1997 Act states must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the Federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or pharmacy services from fee-for-service to managed care negotiated or capitated rates. We anticipate that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

Congress and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities, but have and will most likely include other services provided by us. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

The following table identifies Multicare's net revenues attributable to each of its revenue sources for the years ended September 30, 2000, 1999 and 1998.

                                               2000         1999        1998
                                               ----         ----        ----
           Private and other                    30%          33%         37%
           Medicaid                             46%          45%         38%
           Medicare                             24%          22%         25%
                                               ----         ----        ----
                 Total                         100%         100%        100%
                                               ====         ====        ====

See "Cautionary Statements Regarding Forward Looking Statements" and "Business - Government Regulation."

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

Genesis has consolidated our core business under the name Genesis ElderCare
(SM). The Genesis ElderCare logo and trademark have been featured in a series of print advertisements and publications serving many of the regional markets in which we operate. The marketing of Genesis ElderCare is aimed at increasing awareness among decision-makers in key professional and business audiences. Genesis is using and will continue to use advertising to promote the Genesis ElderCare brand name in trade, professional and business publications and to promote services directly to consumers.

Personnel

As of September 30, 2000, Multicare employed approximately 13,200 persons. Approximately 2,300 employees at 33 of Multicare's facilities are covered by collective bargaining agreements. Although we have been subject to an aggressive union organizing campaign by the Service Employees International Union ("SEIU"), we have experienced little impact at the facility level. We believe that our relationship with our employees is generally good.

The Company and the industry continue to experience significant shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has fostered high turnover among clinical professional staff as many seek to take advantage of the plentiful supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results.

Employee Training and Development

The Company believes that nursing and professional staff retention and development has been and continues to be a critical factor in our successful operation. In response to this challenge, a compensation program which provides for annual merit reviews as well as financial and quality of care incentives has been implemented to promote center staff motivation and productivity and to reduce turnover rates. Management believes that our wage rates for professional nursing staff are commensurate with market rates.

In addition, the Company has established an internal training and development program for both nurse assistants and nurses. Employee training is emphasized through a variety of in-house programs as well as a tuition reimbursement program. We have established the Nursing Assistant Specialist Program, which is offered on a joint basis with community colleges. Classes are held on the employees' time, at our cost, last for approximately six months and provide advanced instruction in nursing care. When all of the requirements for class participation have been met through attendance, discussion and examinations, the nurses aide graduates and is awarded the title of Nursing Assistant Specialist and receives a salary adjustment. As the nurse aide continues through the career ladder, we continue to provide incentives. At the next level, Senior Nursing Assistant Specialist, the employee receives another increase in salary and additional tuition reimbursement of up to $2,500 toward becoming a Licensed Practical Nurse ("LPN") or Registered Nurse ("RN") and at the Senior Nursing Assistant Specialist Coordinator level, tuition reimbursement increases to a maximum of $3,000 per year towards a nursing degree. Similar programs are currently under development for both pharmacy technicians and nursing assistants who work in the assisted living environment.

We have a junior level management and leadership training program referred to as the Pilot Light Program. The target audience for this training is RN's and LPN's occupying charge nurse positions within the Company's nursing centers as well as junior level managers.

Governmental Regulation

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure, certification and health planning. This regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care and operational requirements. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of the facility. All of our eldercare centers and healthcare services, to the extent required, are licensed under applicable law. All skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. We believe that our centers are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. Multicare reviews such notices and takes appropriate corrective action. In most cases, Multicare and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a provider, including:

         o  the imposition of fines;
         o  suspension of payments for new admissions to the center, and
         o in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

These actions may adversely affect a center's ability to continue to operate, the ability for us to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse measures, including loss of licensure or eligibility to participate in Medicare and Medicaid programs.

All Multicare eldercare centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of an eldercare center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls. Generally, assisted living facilities are not eligible to be certified under Medicare or Medicaid.

Many states in which Multicare operates have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center's license and adverse reimbursement action. During the past year, several states have passed legislation altering their Certificate of Need requirements. Virginia will phase out its requirement. These changes are not expected to materially alter our business opportunities.

We are also subject to federal and state laws, which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include

         o the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

         o the "Stark laws" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past two years, the Office of the Inspector General, HHS has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and DMEPOS supplier performance practices have been among the services addressed in these publications. Genesis' corporate compliance committee is working to assure that our practices conform. The Office of the Inspector General, HHS also issues fraud alerts and advisory opinions. Directives concerning double billing, home health services and the provision of medical supplies to nursing facilities have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have focused our internal compliance reviews to assure our practices conform to government instructions, we cannot accurately predict the impact of any such initiatives. See "Cautionary Statements Regarding Forward Looking Statements" and "Revenue Sources".

Corporate Integrity Program

The Corporate Integrity Program (the "Integrity Program") was developed to assure that we continue to achieve our goal of providing a high level of care and service in a manner consistent with all applicable state and federal laws and regulations, and our internal standard of conduct. This program is intended to allow personnel to prevent, detect and resolve any conduct or action that fails to satisfy all applicable laws and our standard of conduct.

Genesis has a Corporate Compliance Officer responsible for administering the Integrity Program. The Corporate Compliance Officer, with the concurrence of the Chief Executive Officer or the Board of Directors, may use any of Genesis' resources to evaluate and resolve compliance issues. The Compliance Officer reports significant compliance issues to the Board of Directors, including the results of investigations and any subsequent disciplinary or remedial actions taken.

In December 1998, Genesis established the Corporate Integrity Hotline (the "Hotline"), which offers a toll-free number available to all employees of Genesis to report non-compliance issues. Employee calls to the hotline are kept anonymous. All calls reporting alleged non-compliance are logged, investigated, addressed and remedied by appropriate company officials.

In 1999, two subcommittees were established to further ensure the effectiveness of the Integrity Program. The Regulatory Compliance Advisory Committee ("RCAC") was formed to ensure that a mechanism exists to monitor federal and state regulations which effect the Company and to ensure that existing regulations are being adhered to throughout the organization. The RCAC is comprised of senior level management of Genesis and meets bimonthly to discuss regulatory issues, which potentially impact the Company. The Corporate Integrity Subcommittee (the "CIS") was established to ensure a mechanism exists for the Company to monitor compliance issues. Potential compliance issues are referred by the Corporate Compliance Officer to members of the CIS for investigation. The CIS members are senior members of the risk management, human resources, legal, clinical practices and internal audit departments of Genesis.

Periodically, the Company receives information from the Department of Health and Human Services Office of Inspector General (HHS OIG) regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers include medical directors, attending physicians, vendors, consultants and therapists. On a monthly basis, management compares the information provided by the HHS OIG to databases containing providers and individuals doing business with Genesis. Any potential matches are investigated and any necessary corrective action is taken to ensure we cease doing business with such providers and individuals.

Competition in the Healthcare Services Industry

We compete with a variety of other companies in providing healthcare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than us. Competing companies may offer newer or different centers or services than we do and may thereby attract our customers who are either presently residents of its eldercare centers or are otherwise receiving its healthcare services.

We operate eldercare centers in 10 states. In each market, our eldercare centers may compete for customers with rehabilitation hospitals; subacute units of hospitals; skilled or intermediate nursing centers, and personal care or residential centers which offer comparable services to those offered by our centers.

Certain of these providers are operated by not-for-profit organizations and similar businesses, which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us. In competing for customers, a center's local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, health maintenance organizations ("HMO's"), the customer's families and friends, and other community organizations.

Members of a customer's family generally actively participate in selecting an eldercare center. Competition for subacute patients is intense among hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community, services offered, the appearance of a center, and the cost of services.

Multicare competes in providing specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in the specialty medical services businesses are similar to those in the eldercare center business and include: reputation, cost of services, quality of clinical services, responsiveness to patient needs, and ability to provide support in other areas such as third party reimbursement, information management and patient record keeping.

Insurance

The Company carries property, general and professional liability coverage on behalf of itself and its subsidiaries in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

There have been significant changes in the commercial insurance marketplace for general and professional liability insurance coverage ("GL/PL"). Prior to June 1, 2000, the Company purchased GL/PL insurance from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, the Company has purchased GL/PL coverage from a commercial insurer subject to a $500,000 per claim retention. On an annual basis, the cost of the GL/PL has increased by approximately $1,600,000, for the policy year ending June 1, 2001 as compared to the policy year ending May 31, 2000.

Workers' compensation insurance has been maintained as statutorily required, or in certain jurisdictions for certain periods, the Company has qualified as exempt ("self insured"). Most of the commercial insurance purchased is loss sensitive in nature. As such, the Company is responsible for adverse loss development or in some cases may be entitled to refunds if losses are below certain levels. The Company believes that adequate reserves are in place to cover the ultimate liability related to workers' compensation.

Genesis maintains a wholly owned captive insurance subsidiary, Liberty Health Corporation, LTD ("LHC") which provides reinsurance for Genesis, Multicare and others. LHC has, or is currently, reinsuring certain windstorm, workers' compensation and GL/PL deductibles. Based on independent actuarial studies, Genesis believes that LHC's reserves are sufficient to meet their obligations. LHC continues to operate as a going concern, and has been excluded from Chapter 11 filings in Federal Bankruptcy Court.

The Company provides several health insurance options to its employees. Prior to fiscal 1999, the Company offered a self-insured 80/20 indemnity plan (the "80/20 Plan") and several fully insured HMO's. In late fiscal 1999 a new self-insured indemnity plan (the "Choice Plan") was developed and made available to a limited number of employees. The Choice Plan became available to all employees in January 2000. The Choice Plan enabled employees to take advantage of much lower co-pays that were competitive with HMO co-pays, while still allowing them to go to any provider in the 80/20 Plan preferred provider organization. In fiscal 2000, the medical and pharmacy utilization levels under the Choice Plan and the 80/20 Plan were greater than the Company anticipated, resulting in additional health insurance costs of approximately $8,200,000. Effective April 1, 2001, the Choice Plan will be eliminated from the Company's benefit program and employee co-pays for prescriptions will be increased.

Item 2. Properties.

As of September 30, 2000, Multicare operated 137 eldercare facilities (80 wholly owned, 10 joint ventures, 19 leased and 28 managed). Nineteen of Multicare's facilities are leased from third parties. Our inability to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain facility leases do not provide for non-disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner.

We believe our physical properties are well maintained and suitable for the purposes for which they are being used.

The following table summarizes by state certain information regarding Multicare's eldercare centers at September 30, 2000 (excluding 14 facilities with 1,668 beds at which Multicare provides quality assurance consulting services):

                          Owned           Joint Venture            Leased                Managed              Total
                          -----           -------------            ------                -------              -----
                  Centers      Beds     Centers      Beds      Centers     Beds      Centers     Beds    Centers     Beds
                  -------      ----     -------      ----      -------     ----      -------     ----    -------     ----
Massachusetts         8        1,107        7         886          2         244        25       1,185      42      3,422
New Jersey           14        1,672      ---         ---          8       1,294       ---         ---      22      2,966
Pennsylvania         17        1,881      ---         ---        ---         ---         1         360      18      2,241
West Virginia        15        1,369        3         208          4         326         1          62      23      1,965
Connecticut           6          766      ---         ---          2         250         1          90       9      1,106
Illinois              9          909      ---         ---          1          92       ---         ---      10      1,001
Wisconsin             6          719      ---         ---          2         215       ---         ---       8        934
Rhode Island          3          370      ---         ---        ---         ---       ---         ---       3        370
Virginia              1           90      ---         ---        ---         ---       ---         ---       1         90
Vermont               1           58      ---         ---        ---         ---       ---         ---       1         58
                     --        -----       --       -----         --       -----        --       -----     ---     ------
                     80        8,941       10       1,094         19       2,421        28       1,697     137     14,153
                     ==        =====       ==       =====         ==       =====        ==       =====     ===     ======

Subsequent to September 30, 2000, the Company has terminated the lease of a 120 bed center in Connecticut and has terminated the lease of a 92 bed center in Illinois.

Item 3. Legal Proceedings.

We are a party to claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of any litigation, to which Multicare is currently a party, alone or in the aggregate, will have a material adverse effect on us. See "Cautionary Statements Regarding Forward Looking Statements."

Item 4. Submission of Matters to a Vote of Security Holders.  None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Upon completion of the Merger our shares are no longer traded. See "The Tender Offer and Merger."

Item 6. Selected Consolidated Financial Data.

                                                                                             Nine Months   Twelve Months
                                                                Fiscal Year                      Ended         Ended
                                                            Ended September 30,              September 30,   December 31,
                                              ---------------------------------------------  ------------- --------------
                                                 2000        1999        1998       1997(8)     1997(8)       1996(8)
                                                 ----        ----        ----       ----        ----          ----
                                                                                              (unaudited)
Statement of Operations Data
 (in thousands):
Net revenues                                  $  645,579  $  640,414   $ 695,633   $ 679,292   $ 533,952    $ 532,230
Expenses:
  Operating expenses                             554,125     515,800     524,542     515,576     406,173      400,897
  Corporate, general and administrative              ---         ---         ---      31,984      25,203       25,408
  Management fee                                  38,740      38,360      42,235         ---         ---          ---
  Depreciation and amortization                   38,064      45,702      44,875      27,916      21,620       22,344
  Lease expense                                   12,965      12,955      13,194      15,929      12,693       12,110
  Interest expense, net                           57,943      66,671      61,728      27,857      21,640       25,164
  Debenture conversion expense (1)                   ---         ---         ---         785         785          ---
  Debt restructuring and reorganization
    charges                                       11,824         ---         ---         ---         ---          ---
  Impairment charges (2)                         182,601     397,269         ---         ---         ---          ---
                                              ----------  ----------   ---------   ---------   ---------    ---------
Total expenses                                   896,262   1,076,757     686,574     620,047     488,114      485,923
                                              ----------  ----------   ---------   ---------   ---------    ---------
Income (loss) before income taxes, share
  in loss of unconsolidated affiliates,
  cumulative effect of accounting change,
  and extraordinary item                       (250,683)   (436,343)       9,059      59,245      45,838       46,307
Income tax provision (benefit)                  (17,946)    (29,016)       8,821      22,152      17,087       17,570
                                              ----------  ----------   ---------   ---------   ---------    ---------
Income (loss) before share in loss of
  unconsolidated affiliates, cumulative
  effect of accounting change, and
  extraordinary item                           (232,737)   (407,327)         238      37,093      28,751       28,737
Share in loss of unconsolidated affiliates           886         ---         ---         ---         ---          ---
                                              ----------  ----------   ---------   ---------   ---------    ---------
Income (loss) before cumulative effect of
  accounting change and extraordinary item      (233,623)  (407,327)         238      37,093      28,751       28,737
Cumulative effect of accounting change, net        3,623         ---         ---         ---         ---          ---
                                              ----------  ----------   ---------   ---------   ---------    ---------
Income (loss) before extraordinary item        (237,246)   (407,327)         238      37,093      28,751       28,737
Extraordinary item, net of tax benefit (3)          ---         ---          ---       2,219         873        2,827
                                              ----------  ----------   ---------   ---------   ---------    ---------
Net income (loss)                             $(237,246)  $(407,327)   $     238   $  34,874   $  27,878    $  25,910
                                              ==========  ==========   =========   =========   =========    =========


Other Financial Data (in thousands except ratios):

  EBITDA (4)                                  $   39,749  $   73,299   $ 115,662   $ 115,803   $  89,883    $  93,815
  EBITDAR(5)                                      52,714      86,254     128,856     131,732     102,576      105,925
  Ratio of EBITDA to interest expense, net          0.7x       1.1 x        1.9x        4.2x        4.1x        3.7 x
  Ratio of EBITDAR to interest expense, net,
     Plus lease expense                             0.7x        1.1x        1.7x        3.0x        3.0x        2.8 x
  Ratio of earnings to fixed charges (6)            0.1x        0.5x        1.1x        2.7x        2.8x        2.5 x
  Capital expenditures                        $    8,420  $   15,307   $  25,803   $  54,226   $  39,301    $  64,215
Operating Data:
  Average number of licensed beds                 14,952      17,524      17,355      15,222      15,934       11,620
  Occupancy                                        91.3%       90.5%       91.6%       91.1%       90.4%       91.0 %
Payor mix:
    Quality mix (7)                                54.5%       55.4%       62.1%       66.8%       67.3%       64.5 %
    Medicaid                                       45.5%       44.6%       37.9%       33.2%       32.7%       35.5 %
Balance Sheet Data:
  Total assets                                 1,101,693   1,302,364   1,698,955     823,133     823,133      761,667
  Working capital                                 68,824      10,350      22,818      51,822      51,822       39,327
  Liabilities subject to compromise              875,111         ---         ---         ---         ---          ---
  Long-term debt, including current portion       10,240     775,956     755,841     424,046     424,046      429,168
  Shareholders' equity                        $   88,665  $  325,911   $ 733,238   $ 263,174   $ 263,174    $ 207,935

------------------------
(1) Represents a non-recurring charge relating to the early conversion of $11.0 million of Multicare's 7% Convertible Debentures.

(2) Represents non-cash impairment charges relating to the write-down of long-lived assets.

(3) Multicare incurred extraordinary charges relating to early extinguishment of debt.

(4) EBITDA represents earnings before interest expense, net, income taxes, depreciation and amortization, extraordinary items (net of tax benefit), debenture conversion expense, debt restructuring and reorganization charges, and impairment charges. EBITDA should not be considered an alternative measure of Multicare's net income (loss), operating performance, cash flow or liquidity. It is included herein to provide additional information related to Multicare's ability to service debt.

(5) EBITDAR represents earnings before interest expense, net, income taxes, depreciation and amortization, lease expense, extraordinary items (net of tax benefit), debenture conversion expense, debt restructuring and reorganization charges, and impairment charges. EBITDAR should not be considered an alternative measure of Multicare's net income, operating performance, cash flow or liquidity. It is included herein to provide additional information related to Multicare's ability to service debt.

(6) For the purpose of computing the ratio of earnings to fixed charges, earnings consist of the sum of earnings before income taxes, impairment charges, debt restructuring and reorganization charges, and extraordinary items (net of tax benefit) plus fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt issuance costs and one-third of rental expense, which Multicare believes to be representative of the interest factor. The definition of fixed charges used in this calculation differs from that used in the Consolidated Fixed Charge Coverage Ratio contained in the Indenture.

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

Liquidity and Going Concern Assumption

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Bankruptcy Cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash flow.

Our financial difficulties are attributed to a number of factors. First, the federal government has made fundamental changes to the reimbursement for medical services provided to individuals. The changes have had a significant adverse impact on the healthcare industry as a whole and on our cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of less than fair reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors have adversely affected our cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we were too highly leveraged and could not service our debt, including our long-term lease obligations. See "Business - Revenue Sources, Personnel, Government Regulation, and Insurance." Also see-"Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                      Amendment to Stockholder's Agreement

On November 15, 1999, the Multicare Stockholder's Agreement was amended to:

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

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o  eliminate all pre-emptive rights.

ElderTrust Transactions

Effective January 31, 2001, we reached an agreement to restructure our relationship with ElderTrust, a Maryland healthcare real estate investment trust, sponsored by Genesis. Multicare filed a motion in U.S. Bankruptcy Court seeking approval of the agreement, which is also subject to endorsement by certain other parties involved in the Chapter 11 restructuring process. Among other things, the agreement encompasses the resolution of mortgages for three properties operated by Multicare. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to Multicare under a new ten-year lease with annual rents of $791,561.

Results of Operations

Effective September 30, 1997, we changed our fiscal year end to September 30 from December 31.

Fiscal 2000 Compared to Fiscal 1999

Net Revenues. Net revenues increased 0.8% or $5.2 million to $645.6 million in 2000 from the prior year ended September 30, 1999.

An increase in average daily Medicare census resulted in an increase of $25.3 million in net revenues in the year ended September 30, 2000. Net revenues in the current year also increased by $1.6 million due to an additional day in the year ended September 30, 2000. However, effective June 1, 2000, the Company sold substantially all of its assets in Ohio, resulting in a decrease in net revenues of $16.4 million for the year ended September 30, 2000. Net revenues for the year ended September 30, 2000 also declined by approximately $5.3 million due to Medicare rate dilution. The Medicare Prospective Pay System was adopted in January 1, 1999 resulting in rate dilution in nine months of the prior year and twelve months in the current year as facilities continue to transition to payment rates based on 100% of the federal rate.

Our quality mix of non-Medicaid patient revenues was 54% and 55% for the years ended September 30, 2000 and 1999, respectively. Occupancy rates were 91% for the years ended September 30, 2000 and 1999.

Other Operating Expenses and Margins. Operating expenses for the year ended September 30, 2000 increased $38.3 million or 7% from the prior year to $554.1 million. An increase of $50.7 million resulted primarily from a 7% or $37.8 million increase in nursing expense, $8.2 million in higher health insurance costs, and $4.7 million in higher bad debt expense. The offsetting decrease in operating expenses reflects the impact of the sale of the Ohio assets of $12.4 million ($9.0 million of salaries, wages and benefits and $3.4 million of other operating expenses).

Facility operating margins (net revenues less operating expense, divided by net revenues) were 14.2% and 19.5% for the years ended September 30, 2000 and 1999, respectively. Income before interest expense, net, income tax benefits, depreciation and amortization, lease expense, debt restructuring and reorganization charges, and impairment charges (EBITDAR) was 8.2% and 13.5% of net revenues for the years ended September 30, 2000 and 1999, respectively.

Impairment Charges and Loss on Sale of Assets. Impairment charges for the year ended September 30, 2000 were $182.6 million compared to $397.3 million in the prior year. Impairment charges of $155.1 million for the year ended September 30, 2000 relate to the write-down of long-lived assets. The Company evaluated the recoverability of its long-lived assets, including goodwill. In part, changes in government regulations since the Merger have precluded the Company from achieving operating profits from levels that existed prior to the Merger. During the fourth quarter of fiscal 2000 in connection with our budget preparations for the forthcoming year, we reviewed the current and projected undiscounted cash flows of our eldercare centers. This review indicated that the estimated undiscounted future cash flows were below the carrying value of long-lived assets for 19 centers. The value of the impaired eldercare centers was estimated based on an estimated fair value per bed value resulting in a write-down of $155.1 million of primarily goodwill. In addition, the Company recorded a $19.5 million impairment charge based on the write-off of working capital of discontinued operations of leased centers in Virginia, Illinois, and Connecticut and discontinued construction projects. In the third quarter of fiscal 2000, the Company recorded an additional loss on the sale of Ohio assets of $7.9 million based on a lower than anticipated sales price.

The impairment charges of $397.3 million for the year ended September 30, 1999 relate to the write-down of long-lived assets. The Company evaluated the recoverability of its long-lived assets, including goodwill. In the fourth quarter of fiscal 1999, the Company determined that estimated undiscounted future cash flows were below the carrying value of long-lived assets for 21 centers. The fair market value of the impaired eldercare centers was estimated based on a multiple of projected cash flows resulting in a write-down of $167.4 million of primarily goodwill. In addition, the Company anticipated the sale of 28 centers in Ohio, Illinois and Wisconsin, in the second quarter of fiscal 2000. These centers were evaluated based on the anticipated sales price. Long-lived asset values of all centers anticipated to be sold were compared to the anticipated sales price resulting in a write-down of $229.9 million of primarily goodwill. The Company no longer anticipates the sale of the Illinois and Wisconsin assets and sold the Ohio assets for $7.9 million less than the anticipated sales price.

Management Fee Expense. In connection with the Management Agreement, Genesis manages Multicare's operations for a fee of six percent of Multicare's non-extraordinary sales (as defined by the Management Agreement) and is responsible for Multicare's corporate general and administrative expenses other than certain specified third party expenses. Management fees increased by $0.4 million or 1% to $38.7 million due to the increase in net revenues.

Lease Expense. Lease expense is $13.0 million for the years ended September 30, 2000 and 1999. Lease expense decreased by $0.4 million in the year ended September 30, 2000 because three leased centers in Ohio were assigned to the buyer of the Ohio assets effective June 1, 2000 and the Company did not renew the lease of a center in Virginia effective July 1, 2000. The decrease in lease expense due to a decrease in the number of centers leased was offset by increases in lease rates in the year ended September 30, 2000.

Depreciation and Amortization. Depreciation and amortization expense for the year ended September 30, 2000 decreased $7.6 million or 17% from the prior year to $38.1 million. In 1999, the Company wrote-down impaired long-lived assets by $397.3 million. As a result of this write-down of long-lived assets, amortization of goodwill decreased by $7.1 million for the year ended September 30, 2000. Also, for the year ended September 30, 2000, depreciation decreased by $0.5 million due to the sale of the Ohio assets effective June 1, 2000.

Interest Expense, net. Net interest expense for the year ended September 30, 2000 decreased $8.7 million from the prior year to $57.9 million. Effective July 1, the Company did not accrue any interest on its Senior Credit Facility and its 9% Senior Subordinated Notes which resulted in a decrease of $16.4 million of interest expense in the year ended September 30, 2000. No interest was accrued because during the bankruptcy proceedings no interest on the Senior Credit Facility or the 9% Senior Subordinated Notes will be paid nor is it probable that this interest would be an allowed priority, secured, or unsecured claim. The decrease in interest expense was offset by an increase in the effective borrowing rate of approximately 1.2% to 9.8% for the year ended September 30, 2000. The primary reason for the borrowing rate increase was due to amendments to the Senior Credit Agreement prior to the Bankruptcy filing and increases in market rates of interest. The increase in the effective borrowing rate resulted in a $6.7 million increase in interest expense in the year ended September 30, 2000. Interest also increased by $0.8 million due to less interest capitalized in the current year and an increase in $0.2 million relating to an increase of one day in the year ended September 30, 2000.

Debt Restructuring and Reorganization charges. For the year ended September 30, 2000, the Company incurred and expensed $11.8 million for legal, accounting, and consulting services as well as bank and court fees in connection with debt restructuring negotiations and subsequent costs of reorganization cases with the Bankruptcy Court. Included in debt restructuring and reorganization charges was $1.3 million in bank charges and $10.5 million in legal and financial and consultant expense. As of September 30, 2000 the Company has paid $8.1 million of the $11.8 million of debt restructuring and reorganization charges.

Cumulative Effect of Accounting Change, Net of Tax. Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5) which requires the costs of start-up activities to be expensed as incurred. The initial application of SOP 98-5 resulted in a charge of $3.6 million, net of tax, for the cumulative effect of this accounting change.

Income Tax Benefit. The income tax benefit for the year ended September 30, 2000 decreased by $11.1 million to a benefit of $17.9 million. Of the decrease $20.8, million relates to the tax effect of the impairment charge in the prior year for which no benefit was taken in the current year. The offsetting increase of $9.7 million relates to lower operating income before impairment charges and after the addition of non-deductible goodwill amortization in the year ended September 30, 2000.

Fiscal 1999 Compared to Fiscal 1998

Net Revenues. Net revenues decreased 7.9% or $55.2 million to $640.4 million in 1999 from the prior year ended September 30, 1998.

Of the net revenues decrease for the year ended September 30, 1999, $31.7 million or 4.6% is attributable to Medicare rate dilution as a result of the Medicare Prospective Pay System implemented on January 1, 1999. Effective January 1, 1998, the Company sold its institutional pharmacy business to Genesis, which resulted in a decrease in net revenues of $19.7 million or 2.8%. The remaining decrease is primarily attributable to an overall decrease in census and quality mix in our eldercare centers.

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

Facility operating margins (net revenues less operating expense) were 19.5% and 24.6% for the years ended September 30, 1999 and 1998, respectively. Income before interest expense, income taxes, depreciation and amortization, debenture conversion expense, impairment charges, and lease expense (EBITDAR) was 13.5% and 18.5% of net revenues for the years ended September 30, 1999 and 1998, respectively. The dilution in margins is principally due to Medicare Rate dilution as a result of the implementation beginning January 1, 1999 of PPS.

Impairment Charges and Loss on Sale of Assets. The impairment charges of $397.3 million for the year ended September 30, 1999 relate to the write-down of long-lived assets. The Company evaluated the recoverability of its long-lived assets, including goodwill. In the fourth quarter of fiscal 1999, the Company determined that estimated undiscounted future cash flows were below the carrying value of long-lived assets for 21 centers. The fair market value of the impaired eldercare centers was estimated based on a multiple of projected cash flows resulting in a write-down of $167.4 million of primarily goodwill. In addition, the Company anticipated the sale of 28 centers in Ohio, Illinois and Wisconsin, in the second quarter of fiscal 2000. These centers were evaluated based on the anticipated sales price. Long-lived asset values of all centers anticipated to be sold were compared to the anticipated sales price resulting in a write-down of $229.9 million of primarily goodwill. The Company no longer anticipates the sale of the Illinois and Wisconsin assets and sold the Ohio assets for $7.9 million less than the anticipated sales price.

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

Depreciation and Amortization. Depreciation and amortization expense for the year ended September 30, 1999 increased $0.8 million or 2% from the prior year to $45.7 million. The increase is due to capital expenditures for routine maintenance and renovation, the Company has not completed any acquisitions and has begun little new construction since the Merger.

Interest Expense, net. Net interest expense for the year ended September 30, 1999 increased $4.9 million from the prior year to $66.7 million. The increase is principally due to an increase in the effective borrowing rate of approximately 0.7% to 8.6% for the year ended September 30, 1999.

Income Tax Provision (Benefit). The provision for income taxes for the year ended September 30, 1999 decreased by $37.8 million to a benefit of $29.0 million. Of the decrease, $20.8 million relates to the tax effect of the impairment charge. The remainder of the decrease, $17.0 million, relates to the decrease in operating income before impairment charges of $48.1 million at an effective rate of 35%.

Liquidity and Capital Resources

General

On June 22, 2000 (the "Petition Date"), the Company, the Company's immediate parent and substantially all of the Company's affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S)(S) 101, et seq. (the "Bankruptcy Code"). While this action constituted a default under the Company's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis (a) the use of cash collateral by the Company and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for the Company to enter into an interim secured debtor-in-possession ("DIP") revolving credit facility with a group of banks led by Mellon Bank, N. A. and authorization for advances in the interim period of up to $30 million out of a possible $50 million facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50 million DIP Facility and permitting full usage thereunder. Usage under the DIP Facility is subject to a Borrowing Base, which provides for maximum borrowings (subject to the $50 million commitment limit), by the Company of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar Rate plus 3.75%. Proceeds of the DIP Facility are available for general working capital purposes. Through January 31, 2001, there has been no usage under the DIP Facility, other than for standby letters of credit. The DIP Facility provides for the issuance of up to $20 million in standby letters of credit. As of January 31, 2001 there were $3.7 million in letters of credit issued thereunder.

The obligations of the Company under the DIP Facility are jointly and severally guaranteed by each of the Company's filing affiliates (the "filing affiliates"). Pursuant to the agreement, the Company and each of its filing affiliates have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the DIP Facility) in all unencumbered pre- and post-petition property of the Company. The DIP Facility also has priority over the liens on all collateral pledged under the Pre-petition Senior Credit Facility dated as of October 9, 1997 as amended, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee-owned real property, and the capital stock of Multicare and its borrower and guarantor subsidiaries.

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

On February 14, 2001, Multicare received waivers from its respective lenders (the "DIP Lenders") under the Multicare DIP Facility (the "DIP Facility") for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded by the Company in the fourth quarter of Fiscal 2000. The waivers extend through December 31, 2000. In addition, the Company received certain amendments to the DIP Facilities, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods ("the EBITDA amendment"). The EBITDA Amendment can be terminated by the DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Multicare to the DIP Lenders for amendment fees related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the DIP Lenders will not exercise their rights under the DIP Facilities, including but not limited to, precluding future borrowings under the DIP Facilities.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness are enjoined and other contractual obligations generally may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all voting impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

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

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases follows (in thousands):

                                                                         As of September 30,
                                                                                2000
                                                                         -------------------
           Liabilities Subject to Compromise:

           Secured revolving credit and term loans                            $424,110
           Senior subordinated notes                                           250,000
           Revenue bonds and other debt                                         52,140
                                                                              --------
             Long-term debt subject to compromise                              726,250
                                                                              --------
           Deferred management fee due to Genesis                               36,335
           Accrued interest                                                     28,737
           Accounts payable and accrued liabilities due to Genesis              56,574
           Accounts payable and accrued liabilities                             27,215
                                                                              --------
                                                                              $875,111
                                                                              ========

A summary of the principal categories of reorganization items follows (in thousands):

                                                      For the Year Ended
                                                     September 30, 2000
                                                     --------------------
          Legal, accounting and consulting fees            $10,541
          Bank Fees                                          1,283
                                                           -------
                                                           $11,824
                                                           =======

At September 30, 2000, the Company had working capital of $68.8 million as compared with net working capital of $10.3 million at September 30, 1999 primarily because certain liabilities classified as current at September 30, 1999 are now classified as liabilities subject to compromise. There are no material capital commitments for capital expenditures as of the date of this filing.

Cash flow provided by operations (before cash paid for restructuring and reorganization charges) was $25.7 million for the year ended September 30, 2000 compared to cash flow used in operations of $19.9 million for the year ended September 30, 1999. Operating cash flows increased as a result of the decline in receivable growth from the prior year of $40.1 million. Net accounts receivable were $102.0 million and $123.1 million at September 30, 2000 and 1999, respectively. Legislative and regulatory action and government budgetary constraints have changed, and may in the future continue to change the timing of payments and reimbursement rates of the Medicare and Medicaid programs. These changes have had and may in the future have a material adverse effect on the Company's operating results and cash flows and could have a further material adverse impact in the future. In addition, growth of accounts payable and accrued liabilities resulted in increased cash flow of $49.6 million primarily as a result of increased accrued interest and amounts owed Genesis which were not paid. Accrued interest was $30.5 and $7.2 million as of September 30, 2000 and 1999, respectively. Trade payables owed to Genesis were $75.1 million (excluding a deposit of $23.0 million) and $21.0 million as of September 30, 2000 and 1999, respectively. Genesis is Multicare's primary provider of pharmacy, rehabilitation therapy and hospitality services.

Cash flows provided by investing activities in fiscal year 2000 include the proceeds from the sale of Ohio assets effective June 1, 2000. Multicare sold all of its Ohio operations, which included 14 eldercare centers with 1,128 beds, for a $7.9 million loss. The net proceeds of the disposition of $33.0 million are classified as cash flow provided by investing activities and were applied against the Company's term loans and revolving credit facility. Cash flows provided by investing activities in fiscal year 2000 also include the deferred management fees due to Genesis of $12.9 million as a source of cash. Capital expenditures of $8.4 million for the year ended September 30, 2000 are principally for routine renovation.

The Company has experienced an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. In addition, as a result of Multicare's current financial condition it is unable to continue certain self-insured programs and has replaced these programs with outside insurance carriers.

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

Multicare is in Default under the Credit Facility and has not made any scheduled interest payments since March 29, 2000. The aggregate outstanding balance of the Credit Facility at September 30, 2000 is classified as a liability subject to compromise.

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

The Senior Credit Facility consists of three term loans with an aggregate original balance of $400 million (collectively, the "Term Loans"), and a $125 million revolving credit loan (the "Revolving Facility"). The Term Loans amortize in quarterly installments through 2005. The Senior Credit Facility consists of:

         o an original six year term loan maturing in September 2003 with an outstanding balance of $132.2 million at September 30, 2000 (the "Tranche A Term Facility");

         o an original seven year term loan maturing in September 2004 with an outstanding balance of $138.3 million at September 30, 2000 (the "Tranche B Term Facility");

         o an original eight year term loan maturing in June 2005 with an outstanding balance of $45.9 million at September 30, 2000 (the "Tranche C Term Facility"); and

         o a Revolving Facility, with an outstanding balance of $107.7 million at September 30, 2000 becomes payable in full on September 30, 2003.

Effective June 1, 2000, substantially all the assets of 14 eldercare centers in Ohio were sold for approximately $36 million in cash. The net proceeds of $33 million were applied against the Company's outstanding Senior Credit Facility on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender.

The Senior Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain Multicare subsidiaries' real property were also granted.

On March 29, 2000 the Company elected not to make interest payments due under the Senior Credit Agreement. The Company's Senior Lenders granted a forbearance period until May 19, 2000 while discussions on an overall restructuring took place. The Company entered into a second forbearance period, which would have expired on June 30, 2000, but was precluded by the Bankruptcy filing. Under the forbearance agreement, the Senior Lenders, subject to certain conditions, refrained from accelerating the Senior Loans or exercising other remedies against the Company. During the forbearance periods, Multicare did not make scheduled interest and principal payments under its Senior Credit Agreement. The Senior Lenders agreed to waive the imposition of a default rate during the forbearance period. However, effective with the default under the Senior Credit Agreement, the Company is no longer entitled to elect a LIBOR Rate. Effective until Multicare filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on June 22, 2000, loans under the Tranche A Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%; loans under the Tranche B Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.25%; loans under the Tranche C Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.5%; loans under the Revolving Credit Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%.

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

On August 11, 1997, Genesis ElderCare Acquisition Corp. sold $250 million principal amount of 9% Senior Subordinated Notes due 2007 ("the 9% Notes"). Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year. The Company is in default under the 9% Notes and has not made any scheduled interest payments since February 1, 2000 and will not pay or accrue any interest during bankruptcy.

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

Multicare is in default of the 9% Note Indenture Agreement. The aggregate outstanding 9% Notes at September 30, 2000 is classified as a liability subject to compromise.

Merger and Other Transactions

On October 9, 1997, Multicare, Genesis and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1.9 million and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23.9 million in any given year. As of December 31, 2000 $43.0 million is subordinated and due to Genesis Health Ventures, Inc. and $36.3 million is classified as a liability subject to compromise. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare.

ElderTrust Transactions

In February 1998, ElderTrust, a Maryland real estate investment trust, sponsored by Genesis, made term loans to subsidiaries of the Company with respect to the lease-up of three assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to the right of the Company to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

Effective January 31, 2001, we reached agreements to restructure our relationship with ElderTrust. Multicare filed a motion in U.S. Bankruptcy Court seeking approval of the agreement, which are also subject to endorsement by certain other parties involved in the Chapter 11 restructuring process. Among other things, the agreement encompasses the resolution of mortgages for three properties operated by Multicare. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19.5 million in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to Multicare under a new ten-year lease with annual rents of $0.8 million.

Legislative and Regulatory Issues

Legislative and regulatory action, including but not limited to the 1997 Act and the Balanced Budget Refinement Act and the Benefits Improvement Protection Act of 2000, has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations, which may further affect payments made under these programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

Anticipated Impact of Healthcare Reform

The majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. On July 31, 2000, The Health Care Finance Administration ("HCFA") issued final rules for PPS. The final rule continues the current PPS methodology, as amended by the Balanced Budget Refinement Act of 1999 ("BBRA"). Effective April 1, 2000, 15 of the 44 RUG III (Resource Utilization Groups) payment categories were increased by 20% until the later of October 1, 2000 or the implementation of a refined RUG system. This final rule extends the 20% add-on for the 15 RUG III categories until September 20, 2001. Additionally, the final rule formalizes the BBRA requirement for a 4% across the board increase in the Federal per diem payment rates, exclusive of the 20% add-on. The final rule also announces the annual update factor at 2.161%, which is equivalent to the market basket increase less one percentage point, as mandated by current law. The actual impact of the July 31, 2000 final rule on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business.

On December 15, 2000 Congress passed the Benefit Improvement and Protection Act of 2000 ("BIPA") that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to three of the fourteen rehabilitation groups to a 6.7 % add-on to all fourteen rehabilitation groups beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The Company has not yet evaluated what effect BIPA will have on its operating results.

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

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters in fiscal years beginning after June 15, 2000. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes. To achieve its objectives of limiting its interest rate exposure, until June 2000, the Company primarily used interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. During the forbearance period the Company was no longer required to maintain interest rate hedging agreements. In the quarter ended June 30, 2000 the Company terminated all of its interest rate swap agreements for $0.1 million.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                                          34
Consolidated Balance Sheets as of September 30, 2000 and 1999                                         35
Consolidated Statements of Operations for the years ended September 30, 2000,
     1999, and 1998                                                                                   36
Consolidated Statements of Shareholders' Equity for the years ended
     September 30, 2000, 1999 and 1998                                                                37
Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999, and 1998          38
Notes to Consolidated Financial Statements                                                         39-54

The Board of Directors and Shareholders
The Multicare Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Multicare Companies, Inc. and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Multicare Companies, Inc. and subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities effective October 1, 1999.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has suffered recurring losses in 2000 and 1999, is in default of various loan agreements and, on June 22, 2000 filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in note 4 to the consolidated financial statements, management intends to develop a plan of reorganization for approval by the Company's creditors and confirmation by the United States Bankruptcy Court. If the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                    KPMG LLP

Philadelphia, Pennsylvania
February 14, 2001

                 THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                                                              September 30,
                                                                                        --------------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                              $   19,636     $    3,967
  Accounts receivable, net of allowance for doubtful accounts of
    $12,797 and $18,494 in 2000 and 1999, respectively                                      101,953        123,131
  Prepaid expenses and other current assets                                                  16,929         13,130
  Deferred taxes                                                                                ---          2,027
                                                                                         ----------     ----------
    Total current assets                                                                    138,518        142,255

Property, plant and equipment:
  Land, buildings and improvements                                                          557,750        590,334
  Equipment, furniture and fixtures                                                          54,061         57,996
  Construction in progress                                                                   11,623         15,197
                                                                                         ----------     ----------
                                                                                            623,434        663,527
  Less:  accumulated depreciation and amortization                                           59,989         42,156
                                                                                         ----------     ----------
                                                                                            563,445        621,371

Goodwill, net                                                                               337,806        480,809
Debt issuance costs, net                                                                     14,528         17,444
Other assets                                                                                 47,396         40,485
                                                                                         ----------     ----------
                                                                                         $1,101,693     $1,302,364
                                                                                         ==========     ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                                                       $   20,087     $   44,062
  Accrued liabilities                                                                        49,607         53,143
  Current portion of long-term debt                                                             ---         34,700
                                                                                         ----------     ----------
    Total current liabilities                                                                69,694        131,905

Liabilities Subject to Compromise                                                           875,111            ---

Long-term debt                                                                               10,240        741,256
Deferred taxes                                                                               54,082         76,007
Due to Genesis Health Ventures, Inc. and other liabilities                                    3,901         27,285

Shareholders' equity:
  Common stock, par value $.01, 100 shares authorized,
     100 issued and outstanding in 2000 and 1999                                                ---            ---
  Additional-paid-in capital                                                                733,000        733,000
  Accumulated deficit                                                                     (644,335)      (407,089)
                                                                                         ----------     ----------
    Total shareholders' equity                                                               88,665        325,911
                                                                                         ----------     ----------
                                                                                         $1,101,693     $1,302,364
                                                                                         ==========     ==========

          See accompanying notes to consolidated financial statements.

                 THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                      Consolidated Statements of Operations

                                 (In thousands)

                                                                                   Year ended September 30,
                                                                           --------------------------------------
                                                                               2000          1999           1998
                                                                               ----          ----           ----
Net revenues                                                               $   645,579      640,414        695,633

Expenses:
      Operating expenses:
         Salaries, wages and benefits                                          339,575      330,254        341,859
         Other operating expenses                                              214,550      185,546        182,683
         Impairment and other charges                                          174,679      397,269            ---
         Debt restructuring and reorganization charges                          11,824          ---            ---
         Loss on sale of assets                                                  7,922          ---            ---
         Management fee                                                         38,740       38,360         42,235
      Lease expense                                                             12,965       12,955         13,194
      Depreciation and amortization expense                                     38,064       45,702         44,875
      Interest expense, net (contractual interest for the year ended
         September 30, 2000 was $76,154)                                        57,943       66,671         61,728
                                                                           -----------    ---------        -------

         Total expenses                                                        896,262    1,076,757        686,574

         Income (loss) before income taxes, share in loss of
            Unconsolidated affiliates and cumulative effect of
            Accounting change                                                (250,683)    (436,343)          9,059

Income tax provision (benefit)                                                (17,946)     (29,016)          8,821
                                                                           -----------    ---------        -------

          Income (loss) before share in loss of unconsolidated
            Affiliates, and cumulative effect of accounting change           (232,737)    (407,327)            238

Share in loss of unconsolidated affiliates                                         886         ---             ---
                                                                           -----------    ---------        -------

          Income (loss) before cumulative effect of accounting change        (233,623)    (407,327)            238

Cumulative effect of accounting change, net                                      3,623         ---             ---
                                                                           -----------    ---------        -------
         Net income (loss)                                                 $ (237,246)    (407,327)            238
                                                                           ===========    =========        =======


          See accompanying notes to consolidated financial statements.

                 The Multicare Companies, Inc. and Subsidiaries

                              DEBTOR-IN-POSSESSION

                 Consolidated Statements of Shareholders' Equity

                  Years Ended September 30, 2000, 1999 and 1998

                                 (In thousands)

                                                   Common Stock          Additional                         Total
                                               ------------------          Paid-In      Accumulated      Shareholders'
                                               Shares      Amount          Capital        Deficit           Equity
                                               ------      ------        ----------     -----------      -------------

Balances, September 30, 1997                     31,731   $    317     $   170,858     $    91,999      $    263,174

  Merger with Genesis Eldercare
  Acquisition Corp.                            (31,731)      (317)       (170,858)        (91,999)         (263,174)
  Equity Contribution, net                          ---        ---         733,000             ---           733,000
  Net income                                        ---        ---             ---             238               238
                                               --------   --------     -----------     -----------      ------------

Balances, September 30, 1998                        ---   $    ---     $   733,000     $       238      $    733,238

  Net loss                                          ---        ---             ---       (407,327)         (407,327)
                                               --------   --------     -----------     -----------      ------------
Balances, September 30, 1999                        ---   $    ---     $   733,000     $ (407,089)      $    325,911
                                               --------   --------     -----------     -----------      ------------

  Net loss                                          ---        ---             ---       (237,246)         (237,246)
                                               --------   --------     -----------     -----------      ------------

Balances, September 30, 2000                        ---   $    ---     $   733,000     $ (644,335)      $    88,665
                                               ========   ========     ===========     ===========      ============


See accompanying notes to consolidated financial statements.

                  THE MULTICARE COMPANIES, INC AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                         Fiscal Years Ended September 30,
                                                    --------------------------------------------
                                                      2000              1999             1998
                                                      ----              ----             ----
Cash flows from operating activities:
   Net income (loss)                                $(237,246)    $  (407,327)     $         238
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Impairment charges                                182,601         397,269               ---
     Cumulative effect of accounting change, net
       of taxes                                          3,623             ---               ---
     Debt restructuring and reorganization
     charges                                            11,824             ---               ---
     Depreciation and amortization                      38,064          45,702            44,722
     Changes in assets and liabilities:
       Deferred taxes                                 (26,959)        (29,016)            28,724
       Accounts receivable                               4,445        (35,704)          (42,734)
       Prepaid expenses and other assets               (6,363)           3,077           (4,402)
       Accounts payable and accrued liabilities         55,741           6,108           (3,433)
                                                    ----------    ------------     -------------
   Net cash provided by (used in) operating
   activities before Restructuring and
       reorganization charges                           25,730        (19,891)             23,115
   Cash paid for restructuring and
        reorganization charges                         (6,804)             ---              ---
                                                    ----------    ------------     -------------
       Net cash provided by (used in) operating
         activities                                     18,926        (19,891)            23,115
                                                    ----------    ------------     -------------
Cash flows from investing activities:
   Proceeds from sale of Ohio assets                    33,000             ---               ---
   Assets and operations acquired                          ---             ---           (1,563)
   Capital expenditures                                (8,420)        (15,307)          (25,803)
   Purchase of shares in tender offer                      ---             ---         (921,326)
   Costs in connection with merger                         ---             ---         (102,733)
   Proceeds from sale of pharmacy business                 ---             ---            50,000
   Proceeds from sale of therapy business                  ---             ---            24,000
   Deferred management fee and other                    12,912          10,653           (4,212)
                                                    ----------    ------------     -------------
       Net cash provided by (used in) investing
         activities                                     37,492         (4,654)         (981,637)
                                                    ----------    ------------     -------------
Cash flows from financing activities:
   Cash paid for debt restructuring and
     reorganization charges                            (1,283)             ---              ---
   Equity contribution                                     ---             ---           733,000
   Debt and other financing obligation
     repayments in Connection with merger                  ---             ---         (453,725)
   Proceeds from long-term debt                         17,534         320,911         2,306,947
   Payments of long-term debt                         (57,000)       (300,796)       (1,596,892)
   Debt issuance costs                                    ---          (2,947)          (21,582)
                                                    ----------    ------------     -------------
Net cash provided by (used in) financing
  activities                                          (40,749)          17,168           967,748
                                                    ----------    ------------     -------------

Increase (decrease) in cash and cash equivalents        15,669         (7,377)             9,226

Cash and cash equivalents at beginning of period         3,967          11,344             2,118
                                                    ----------    ------------     -------------


Cash and cash equivalents at end of period          $   19,636    $      3,967     $      11,344
                                                    ==========    ============     =============
Supplemental disclosure of non cash investing
  and financing activities:
Fair value of assets and operations acquired        $      ---    $        ---     $      16,622
Debt and liabilities assumed in connection with
  assets and operations acquired                           ---             ---            15,059
                                                    ----------    ------------     -------------
                                                    $      ---    $        ---     $       1,563
                                                    ==========    ============     =============

          See accompanying notes to consolidated financial statements.

                 THE MULTICARE COMPANIES, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION

                   Notes to Consolidated Financial Statements

                  Years Ended September 30, 2000, 1999 and 1998

                        (In thousands, except share data)

     The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") own, operate and manage skilled eldercare and assisted living facilities, which provide long-term care and specialty medical services in selected geographic regions within the eastern and midwestern United States. In addition, the Company operated institutional pharmacies, medical supply companies, outpatient rehabilitation centers and other ancillary healthcare businesses before the Merger (as defined below). As a result of the Merger of Genesis ElderCare Acquisition Corp. with the Company, Genesis Health Ventures, Inc. ("Genesis") owns approximately 44% of Genesis ElderCare Corp., which owns 100% of the outstanding capital stock of the Company. The Company and Genesis have entered into a management agreement pursuant to which Genesis manages the Company's operations.


(1)  Organization and Basis of Presentation
     --------------------------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 22, 2000 (the "Petition Date"), The Multicare Companies, Inc. and certain of its affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. On the same date, Genesis Health Ventures Inc. (Multicare's indirect principal shareholder and manager) and certain of Genesis' direct and indirect affiliates also filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize its capital structure under Chapter 11 of the United States Bankruptcy Code. These cases, among other factors such as the Company's recurring losses and defaults under its loan agreements, raise substantial doubt about the Company's ability to continue as a going concern.

     In the opinion of management, the consolidated financial statements for the year ended September 30, 2000 include all necessary adjustments (consisting of normal recurring accruals and all adjustments pursuant to the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the periods presented. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, pre-petition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than allowed amounts.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiaries. Investments in affiliates in which the Company has a 20% to 50% equity interest are reported using the equity method.

     Effective September 30, 1997, Multicare changed its fiscal year end to September 30 from December 31. All dollars herein are expressed in thousands. All other amounts are expressed in whole numbers.

     All significant intercompany transactions and accounts of the Company have been eliminated.

     Multicare operates predominantly in one industry segment, operating skilled eldercare centers, which represents over 95% of consolidated revenues.

     Revenue Recognition

     Revenue is recognized by the Company in the period the related services are rendered. Revenues are recorded based on standard charges applicable to all customers. The Company derives a substantial portion of its revenue under Medicaid and Medicare reimbursement systems. Under certain prospective Medicaid systems and Medicare the Company is reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues. Under the prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined rate. Under certain retrospective Medicaid systems and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered customers as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and customer payments are recorded as contractual adjustments and deducted from revenues. Retroactively calculated third-party contractual adjustments are accrued on an estimated basis in the period the related services are rendered. Revisions to estimate contractual adjustments are recorded based upon audits by third-party payors, as well as other communications with third-party payors such as desk reviews, regulation changes and policy statements. Adjustments and final settlements with third-party payors are reflected in operations at the time of the adjustment or settlement as an increase or decrease to the balance of cost report receivables/ payables and revenue.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Cash Equivalents

     Cash equivalents consist of highly liquid instruments with original maturities of three months or less.

     (b) Financial Instruments

     The carrying amounts of cash and cash equivalents, and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. As a result of the Chapter 11 cases, fair value of long-term debt can not be determined.

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

     Depreciation expense was $21,614, $22,197, and $22,227, respectively for the years ended September 30, 2000, 1999 and 1998.

     The Company records impairment losses on long-lived assets including property, plant and equipment used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     (d) Goodwill

     Goodwill resulting from acquisitions accounted for in accordance with purchase accounting of $390,376 and $520,109 at September 30, 2000 and 1999 is amortized on a straight-line basis over periods of five to forty years. As of September 30, 2000 and 1999 accumulated amortization of goodwill was $52,570 and $39,300, respectively.

     Goodwill is reviewed for impairment whenever events or circumstances provide evidence that support that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance will be recovered through projected undiscounted future cash flows.

     (e) Debt Issuance Costs

     Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method over periods of seven to ten years.

     (f) Other Assets

     Direct costs of $4,946 at September 30, 1999 were incurred to develop certain facilities and were deferred during the start-up period and amortized on a straight-line basis over five years. There were no such direct costs incurred and deferred during the year ended September 30, 2000.

     Effective October 1, 1999 the Company adopted the provisions of the AICPA's Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities ("the Statement"). This statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing new operations. The initial application of the Statement resulted in a charge of $3.6 million, net of tax, which was recorded as a cumulative effect of accounting change, net of tax, for the year ended September 30, 2000.

     At September 30, 2000 and 1999, investments in non-consolidated affiliates included in other assets amounted to $3,627 and $16,684, respectively. Results of operations relating to the non-consolidated affiliates were insignificant to the Company's consolidated financial statements for the years ended September 30, 2000 and 1999.

     (g) Net Revenues

     Net revenues primarily consist of services paid for by patients and amounts for services provided that are reimbursable by certain third-party payors. Medicare and Medicaid revenues are determined by various rate setting formulas and regulations. Net revenues are recorded net of contractual allowances.

     Final determinations of amounts paid by Medicaid and Medicare are subject to review or audit. In the opinion of management, adequate provision has been made for any adjustment that may result from these reviews or audits. To the extent that final determination may result in amounts which vary from management estimates, future, earnings will be charged or credited. Net revenues also include management fees revenue of $8,010, $10,978, and $13,306 for the years ended September 30, 2000, 1999 and 1998, respectively.

     The distribution of net patient service revenue by class of payor was as follows:

                                                   Year Ended              Year Ended              Year Ended
       Class of Payor                          September 30, 2000      September 30, 1999      September 30, 1998
                                               ------------------      ------------------      ------------------
       Private pay and other                       $ 194,665                 211,558                  256,699
       Medicaid                                      293,758                 285,559                  263,507
       Medicare                                      157,156                 143,297                  175,427
                                                   ---------                 -------                  -------
                                                   $ 645,579                 640,414                  695,633
                                                   =========                 =======                  =======

     (h) Income Taxes

     The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     (i) New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We intend to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on our earnings or financial position.

(3) Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code
     -------------------------------------------------------------------

On June 22, 2000, The Multicare Companies, Inc. and 196 of its affiliates ("the Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. On the same date, Genesis Health Ventures Inc. (Multicare's principal owner and manager) and certain of Genesis' direct and indirect affiliates also filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize its capital structure under Chapter 11 of the United States Bankruptcy Code. These cases, among other factors such as the Company's recurring losses and defaults under its loan agreements, raise substantial doubt about the Company's ability to continue as a going concern.

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

The Bankruptcy Court approved, on a final basis, borrowings of up to $50 million in respect of the debtor in possession financing facility (the "DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Bankruptcy Court also authorized, on a final basis, the Debtors to use the cash collateral of certain third party lenders. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. Through January 31, 2001, there has been no usage except for standby letters of credit under the DIP Facility. The DIP Facility also provides for the issuance of up to $20 million in standby letters of credit. As of January 31, 2001 there was $3.7 million in letters of credit issued thereunder.

Since the Company filed for protection under the Bankruptcy Code, the accompanying consolidated financial statements for the year ended September 30, 2000 have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, the Company has segregated liabilities subject to compromise at June 22, 2000.

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

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases follows (in thousands):

                                                                                As of September 30,
                                                                                       2000
                                                                                -------------------
                 Liabilities Subject to Compromise:

                 Secured revolving credit and term loans                             $424,110
                 Senior subordinated notes                                            250,000
                 Revenue bonds and other debt                                          52,140
                                                                                     --------
                 Long-term debt subject to compromise                                 726,250
                                                                                     --------
                 Deferred management fee due to Genesis                                36,335
                 Accrued interest                                                      28,737
                 Accounts payable and accrued liabilities due to Genesis               56,574
                 Accounts payable and accrued liabilities                              27,215
                                                                                     --------
                                                                                     $875,111
                                                                                     ========

A summary of the principal categories of reorganization items follows (in thousands):

                                                          For the Year Ended
                                                          September 30, 2000
                                                          ------------------
          Legal, accounting and consulting fees                  $10,541
          Bank Fees                                                1,283
                                                                 -------
                                                                 $11,824
                                                                 =======
                                       43

(4)  Certain Significant Risks and Uncertainties
     -------------------------------------------

The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

Going Concern

In connection with the Chapter 11 cases, the Company expects to develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 cases. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances the Company will be successful in achieving a confirmed plan of reorganization, future profitable operations, compliance with the terms of the debtor-in-possession financing arrangements and sufficient cash flows from operations and financing arrangements to meet obligations.

Revenue Sources

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

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

         o the adoption of the Medicare Prospective Payment System ("PPS") pursuant to the Balanced Budget Act of 1997, as modified by the Balanced Budget Refinement Act and the Benefit Improvement Protection Act of 2000; and

         o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

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

(5) Tender Offer and Merger and its Restructuring
    ---------------------------------------------

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

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o  eliminate all pre-emptive rights.

(6)  Disposition of Assets
     ---------------------

Effective June 1, 2000, Multicare sold substantially all of its Ohio operations, which included 14 eldercare centers with 1,128 beds, to Trans Healthcare, Inc. for $33,000 in cash. Included in the impairment charge for the year ended September 30, 2000 was a $7,922 loss on the sale of the Ohio assets. The net proceeds of the disposition of assets located in Ohio were applied against the Company's term loans and revolving credit facility on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender.

In addition, the Company recorded a $19,540 impairment charge based on the write-off of working capital of discontinued operations of leased centers in Virginia, Illinois, and Connecticut and discontinued construction projects.


(7)  Asset Impairment
     ----------------

Impairment charges of $155,139 for the year ended September 30, 2000 relate primarily to the write-down of long-lived assets. The Company evaluated the recoverability of its long-lived assets, including goodwill. In part, changes in government regulations since the Merger has precluded the Company from achieving operating profits from levels that existed prior to the Merger. During the fourth quarter of fiscal 2000 in connection with budget preparation for the forthcoming year management reviewed the current and projected undiscounted cash flows of the eldercare centers. This review indicated that estimated undiscounted future cash flows were below the carrying value of long-lived assets for 19 centers. The value of the impaired eldercare centers was estimated based on an estimated fair value per bed value resulting in a write-down of $155,139 of primarily goodwill.

The impairment charges of $397,269 for the year ended September 30, 1999 relate to the write-down of long-lived assets. The fair value of the impaired eldercare centers was estimated based on a multiple of projected cash flows resulting in a write-down of $167,365 of primarily goodwill. In addition, in the prior year the Company anticipated the sale of 28 centers in Ohio, Illinois and Wisconsin. These centers were evaluated based on the anticipated sales price. Long-lived asset values of all centers anticipated to be sold were compared to the anticipated sales price resulting in a write-down of $229,904 of primarily goodwill. The Company no longer anticipates the sale of the Illinois or Wisconsin assets and sold the Ohio assets for $7,922 less than the anticipated sales price.

(8)  Income Taxes
     ------------

Total income tax expense (benefit) for the years ended September 30, 2000, 1999 and 1998 was as follows:

                                                                     2000            1999            1998
                                                                     ----            ----            ----
                Income (loss) before share in net loss of
                    unconsolidated affiliates                      $(17,946)        $(29,016)        $8,821
                Cumulative effect of accounting change               (1,268)              ---           ---
                                                                   ---------        ---------        ------
                Total                                              $(19,214)        $(29,016)        $8,821
                                                                   =========        =========        ======

     Income tax expense (benefit), exclusive of income taxes related to the cumulative effect of accounting change, consists of the following:

                                                            September 30,
                                                  2000           1999           1998
                                                  ----           ----           ----
                    Federal:
                Current                      $      ---      $      ---      $  8,647
                Deferred                       (17,946)        (29,016)            79
                                               --------        --------      --------
                                               (17,946)        (29,016)         8,726
                                               --------        --------      --------
                    State:
                Current                            ---             ---             87
                Deferred                           ---             ---              8
                                            ----------        --------       --------
                                                   ---             ---             95
                                            ----------        --------       --------
                                            $ (17,946)      $ (29,016)       $  8,821
                                            =========       ==========       ========


     Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income (loss) before income taxes and extraordinary items as a result of the following:

                                                          Year Ended               Year Ended              Year Ended
                                                      September 30, 2000       September 30, 1999      September 30, 1998
                                                      ------------------       ------------------      ------------------
       Computed "expected" tax expense (benefit)            $(87,739)               $(152,720)                 $3,170
       Increase in income taxes resulting from:
           State and local income taxes, net of
            federal tax benefits                                  ---                      ---                     95
            Change in valuation allowance                      18,371                      ---                    ---
            Write-off of non-deductible goodwill               47,353                  117,134                    ---
           Amortization of goodwill                             4,069                    6,570                  6,280
           Work opportunity tax credits                           ---                      ---                  (724)
                                                           ----------               ----------                 ------
                                                           $ (17,946)               $ (29,016)                 $8,821
                                                           ==========               ==========                 ======

     The tax effects of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                                           September 30,
                                                                       2000               1999
                                                                       ----               ----
             Deferred tax assets:
               Accounts receivable                                 $      ---         $  1,325
               Employee benefits and compensated
               absences                                                   680              702
             Net operating loss carryforward                           20,391              ---
             Change in accounting method                                1,268              ---
             Accrued liabilites and reserves                              684
             Valuation allowance                                     (18,371)              ---
                                                                   ----------         --------
                                                                   $    4,652         $  2,027
                                                                   ==========         ========

             Deferred tax liabilities:
               Property, plant and equipment                       $   57,558         $ 75,491
               Accounts receivable                                        673              ---
               Other                                                      503              516
                                                                  -----------         --------
                                                                  $    58,734         $ 76,007
                                                                  ===========         ========

     Cash paid for income taxes was $0, $0, and $1,542 in the years ended September 30, 2000, 1999 and 1998, respectively.

(9) Debtor-in-Possession Financing
    ------------------------------

On June 22, 2000 (the "Petition Date"), the Company, the Company's immediate parent and substantially all of the Company's affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under Title 11 of the United States Code, 11 U.S.C. (S) (S) 101, et seq. (the "Bankruptcy Code"). While this action constituted a default under the Company's and such affiliates' various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis (a) the use of cash collateral by the Company and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for the Company to enter into an interim secured debtor-in-possession revolving credit facility ("the DIP Facility") with a group of banks led by Mellon Bank, N. A. and authorization for advances in the interim period of up to $30,000 out of a possible $50,000 facility. On July 18, 2000, the Bankruptcy Court entered the final order approving the $50,000 DIP Facility and permitting full usage thereunder. Usage under the DIP Facility is subject to a borrowing base, which provides for maximum borrowings (subject to the $50,000 commitment limit), by the Company of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar Rate plus 3.75%. Proceeds of the DIP Facility are available for general working capital purposes. The DIP Facility provides for the issuance of up to $20,000 in standby letters of credit subject to the $50,000 commitment limit. Through January 31, 2001, there has been no usage under the DIP Facility except for standby letters of credit. As of January 31, 2001 there was $3,659 in letters of credit issued thereunder.

The obligations of the Company under the DIP Facility are jointly and severally guaranteed by each of the Company's filing affiliates (the "Filing Affiliates"). Pursuant to the agreement, the Company and each of its Filing Affiliates have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and non-avoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the DIP Facility) in all unencumbered pre- and post-petition property of the Company. The DIP Facility also has priority over the liens on all collateral pledged under the Pre-petition Senior Credit Facility dated as of October 9, 1997 as amended, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

The DIP financing agreement limits, among other things, the Company's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and DIP facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company's inability to obtain further advances under the DIP Facility and the potential exercise of remedies by the DIP Facility lenders (without regard to the automatic stay unless re-imposed by the Bankruptcy Court) which could materially impair the ability of the Company to successfully reorganize under Chapter 11.

On February 14, 2001, Multicare received waivers from its respective lenders (the "DIP Lenders") under the Multicare DIP Facility (the "DIP Facility") for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded by the Company in the fourth quarter of Fiscal 2000. The waivers extend through December 31, 2000. In addition, the Company received certain amendments to the DIP Facilities, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods ("the EBITDA amendment"). The EBITDA Amendment can be terminated by the DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Multicare to the DIP Lenders for amendment fees related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the DIP Lenders will not exercise their rights under the DIP Facilities, including but not limited to, precluding future borrowings under the DIP Facilities.

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

(10) Credit Facility and Other Debt
     ------------------------------

     A summary of long-term debt follows:

                                                                                         September 30,
                                                                                     2000            1999
                                                                                     ----            ----
     Bank credit facility, with interest at approximately 9.8% and 8.3% in
         2000 and 1999 ("Senior Facilities")                                       $424,110       $ 459,875
     Senior subordinated notes, due 2007, net of unamortized original issue discount of $961 and $1,101 in 2000 and 1999, respectively
         with interest at 9.0%                                                      249,039         248,899
     Term Loans with ElderTrust with interest at 10.5%                               19,650          19,650
     Mortgages and other debt, including unamortized premium of
         $2,948 and $3,259 in 2000 and 1999, respectively, payable in varying monthly or quarterly installments with interest at rates between 7.25% and 11.0%. These loans mature between 2002 and
         2033                                                                        43,691          47,532
                                                                                   --------       ---------
                                                                                    736,490         775,956
      Less current portion                                                              ---          34,700
      Less debt subject to compromise                                               726,250             ---
                                                                                   --------       ---------
      Long-term debt of non-filing affiliates, less current portion                $ 10,240       $ 741,256
                                                                                   ========       =========

As a result of the Chapter 11 cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to June 22, 2000, including, among others, the Senior Credit Facility, and the Senior Subordinated Notes, until a plan of reorganization defining the payment terms is developed and approved or otherwise authorized by the Bankruptcy Court.

In connection with the Merger, Multicare entered into three term loans and a revolving credit facility of up to $525,000, in the aggregate (collectively, the "Senior Credit Facility"), provided by a syndicate of banks and other financial institutions (collectively, the "Lenders") led by Mellon Bank, N.A., as administrative agent (the "Administrative Agent"), pursuant to a certain credit agreement (the "Senior Credit Agreement") dated as of October 14, 1997, as amended from time to time.

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

The Senior Credit Facility consists of three term loans with an aggregate original balance of $400,000 (collectively, the "Term Loans"), and a $125,000 revolving credit loan (the "Revolving Facility"). The Term Loans amortize in quarterly installments through 2005. The Senior Credit Facility consists of:

         o an original six year term loan maturing in September 2003 with an outstanding balance of $132,239 at September 30, 2000 (the "Tranche A Term Facility");

         o an original seven year term loan maturing in September 2004 with an outstanding balance of $138,339 at September 30, 2000 (the "Tranche B Term Facility");

         o an original eight year term loan maturing in June 2005 with an outstanding balance of $45,877 at September 30, 2000 (the "Tranche C Term Facility"); and

         o The Revolving Facility, with an outstanding balance of $107,655 at September 30, 2000, becomes payable in full on September 30, 2003.

Effective June 1, 2000, substantially all of the assets of 14 eldercare centers in Ohio were sold for approximately $36,000 in cash. The net proceeds of $33,000 were applied against the Company's outstanding Senior Credit Facility on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender.

Subject to liens granted under the DIP Facility, the Senior Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain Multicare subsidiaries' real property were also granted. Loans under the Senior Credit Facility bear, at Multicare's interest at the per annum Prime Rate as announced by the administrative agent plus a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test.

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

Multicare is in default under the Credit Facility and has not made any scheduled interest payments since March 29, 2000. The aggregate outstanding balance of the Credit Facility at September 30, 2000 is classified as a liability subject to compromise.

On August 11, 1997, Genesis ElderCare Acquisition Corp. sold $250,000 principal amount of 9% Senior Subordinated Notes due 2007 ("the 9% Notes"). Interest on the 9% Notes is payable semiannually on February 1 and August 1 of each year.

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

Multicare is in default of the 9% Note Indenture Agreement. The aggregate outstanding 9% Notes at September 30, 2000 is classified as a liability subject to compromise.

The Company is exposed to the impact of interest rate changes. To achieve its objectives of limiting its interest rate exposure, until June 2000, the Company primarily used interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. During the forbearance period the Company was no longer required to maintain interest rate hedging agreements. In the quarter ended June 30, 2000 the Company terminated all of its interest rate swap agreements for $100.

Interest expense of $240, $967, and $2,136 was capitalized in the years ended September 30, 2000, 1999 and 1998, respectively, in connection with new construction and facility renovations and expansions.

Cash paid for interest was $34,856, $67,619, and $60,498 in the years ended September 30, 2000, 1999 and 1998, respectively.

(11) Accrued Liabilities
     -------------------

     At September 30, 2000 and 1999 accrued liabilities consist of the following:

                                                 2000       1999
                                                 ----       ----
                  Salaries and wages           $ 32,162   $ 25,580
                  Interest                        1,755      7,165
                  Other                          15,690     20,398
                                               --------   --------
                                               $ 49,607   $ 53,143
                                               ========   ========

(12) Other Long Term Liabilities
     ---------------------------

     Deferred management fees under the terms of the Management Agreement are $39,779 and $26,868 as of September 30, 2000 and 1999. (See Note (5) -
     Tender Offer and Merger and its Restructuring). Since inception of the Management Agreement, 2% of Multicare's net revenue payable as a management fee to Genesis has been deferred. Genesis earns a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. As of September 30, 2000, deferred management fees of $36,335 are classified as liabilities subject to compromise and the remaining $3,444 is classified as other long-term liabilities.

(13) Commitments and Contingencies
     -----------------------------

     The Company has operating leases on certain of its facilities and offices. Minimum rental commitments under all non-cancelable leases at September 30, 2000 are as follows:

                         Year
                         2001                               $11,294
                         2002                                11,376
                         2003                                10,513
                         2004                                 9,686
                         2005                                 4,881
                         Thereafter                          18,636
                                                            -------
                                                            $66,386
                                                            =======

     The Company may assume or reject executory contracts, including lease agreements, under the Bankruptcy Code. The Company has rejected two lease agreements since the Chapter 11 Cases were filed. The annual revenues, operating income and lease costs of the properties underlying the rejected lease agreements are $10,067, $494 and $1,420, respectively.

     Letters of credit ensure the Company's performance or payment to third parties in accordance with specified terms and conditions. At September 30, 2000 letters of credit outstanding amounted to $3,700.

     The Company has guaranteed $7,700 of indebtedness to others. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Company does not anticipate any material losses as a result of these commitments.

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

     Effective January 31, 2001, subsequent to year end, the Company reached an agreement to restructure our relationship with ElderTrust, a Maryland healthcare real estate investment trust. Multicare filed a motion in U.S. Bankruptcy Court seeking approval of the agreement, which is also subject to endorsement by certain other parties involved in the Chapter 11 restructuring process. Among other things, the agreement encompasses the resolution of mortgages for three properties operated by Multicare. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,500 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to Multicare under a new ten-year lease with annual rents of approximately $792 per year.

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


(14) Fair Value of Financial Instruments
     -----------------------------------

     As a result of the Chapter 11 cases, fair value of long-term debt can not be determined. At September 30, 2000, nearly all of the Company's long-term debt is classified as liabilities subject to compromise. As of September 30, 1999, the fair value of the Company's fixed rate and floating rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 1999, the fair value of the Company's debt was estimated at $408,257.

(15) Quarterly Results of Operations (Unaudited)
     -------------------------------------------

                                                                             Fiscal Year Ended September 30, 2000
                                                             ------------------------------------------------------------------
                                                               First            Second         Third            Fourth
                                                              Quarter          Quarter        Quarter         Quarter(1)
                                                              -------          -------        -------         ----------
Net revenues                                                 $  160,361     $  163,241      $    161,846      $   160,131
Loss before cumulative effect of accounting change             (10,035)       (12,152)          (19,653)        (191,783)
Net loss                                                       (13,658)       (12,152)          (19,653)        (191,783)

                                                                            Fiscal Year ended September 30, 1999
                                                              -----------------------------------------------------------------
                                                                First            Second        Third            Fourth
                                                               Quarter          Quarter       Quarter         Quarter(1)
                                                               -------          -------       -------         ----------
Net revenues                                                 $   168,484     $  154,725      $  157,295      $    159,910
Net loss                                                         (2,578)       (10,157)         (8,509)         (386,083)

-------------------------------------
(1) The Company incurred non-cash impairment charges related to the impairment of long-lived assets. See Note 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
                                    Part III

Item 10.  Directors and Executive Officers of the Company.

The following table sets forth certain information regarding each of our directors and executive officers. Each was elected in connection with the restructuring of the Merger in October 1997 except for the Independent Director and Chief Restructuring Officer who was elected April 2000.

Name                       Age      Position
----                       ---      --------
Michael R. Walker          52       Chairman, Chief Executive Officer and Director
George V. Hager, Jr.       45       Executive Vice President, Chief Financial Officer and Director
Richard R. Howard          51       Vice-Chairman and Director
Beverly S. Anderson        48       Independent Director and Chief Restructuring Officer

Michael R. Walker is our Chairman of the Board, Chief Executive Officer and a director. Mr. Walker is the founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception. Mr. Walker is also founder and chairman of the board of trustees of ElderTrust (NYSE:ETT), a healthcare real estate investment trust. In addition to his responsibilities with Genesis and ElderTrust, Mr. Walker leads the Alliance for Quality Nursing Home Care, a national coalition of the nation's top 12 long term care providers. Since 1999, The Alliance has lobbied for and gained nearly $5 billion in additional Medicare funding for long term care providers. Mr. Walker holds a master of business administration degree from Temple University and bachelor of arts in business administration degree from Franklin and Marshall College.

Richard R. Howard is a director of Multicare. As Vice Chairman of Genesis, Mr. Howard oversees Multicare's ElderCare regional operations plus clinical practice, real estate and property management. Prior to becoming Vice Chairman of Genesis in 1998, Mr. Howard served as President and as President and Chief Operating Officer of Genesis. He joined Genesis in 1985 as Vice President of Development. Mr. Howard's experience also includes over ten years in the banking industry. He is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

George V. Hager, Jr. is our Executive Vice President, Chief Financial Officer and a director and is responsible for corporate finance, information services, reimbursement, and risk management. Mr. Hager joined Genesis in 1992 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in 1994. Mr. Hager has over 20 years experience in the healthcare industry including leading KPMG LLP's healthcare practice in Philadelphia. He holds a Bachelor of Arts degree in Economics from Dickinson College and a Master of Business Administration degree from Rutgers Graduate School of Management. Mr. Hager is a certified public accountant and a member of both the AICPA and PICPA.

Beverly S. Anderson is our Independent Director and Chief Restructuring Officer. Ms. Anderson has served Multicare in this capacity since April 2000. Ms. Anderson has 26 years of healthcare management experience, including publicly traded long-term care, rehabilitation and pharmaceutical companies. From March 1995 to present, Ms. Anderson has been President of a private healthcare consulting company, BSAC, Inc. From March 1992 to August 1995, Ms. Anderson served as Senior Vice President of Operations at Ornda Healthcorp, a start-up company post bankruptcy and subsequent merger of Safecare, American Healthcare Management and Summit Health. Ms. Anderson is a former partner and practice leader with Ernst & Young's Healthcare Consulting Group, has served as their Senior National Healthcare Advisor and has led financial turnarounds for numerous healthcare companies. Ms. Anderson graduated from The University of Rochester with a Bachelor's in Nursing Science in 1974, the University of Kentucky with a Master's in Nursing Science in 1977 and the University of Miami with Masters in Business and Health Care Administration in 1983.


Item 11. Executive Compensation.

The Company's Directors and Officers except for the independent director and chief restructuring officer are not employees of the Company and are compensated by Genesis.

                                                Annual Compensation
                                         -----------------------------------
         Name and Position               Fiscal                                      All Other
          with the Company                Year          Salary        Bonus         Compensation
          ----------------               -----          ------        ------        ------------
Beverly S. Anderson                      2000           $209,869         ---           $158,137
   Independent Director and Chief
   Restructuring Officer
   (since April 2000)

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the common stock with respect to

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

Name of Beneficial Owner(1)(2)                   Number of Shares           Percent of Class
------------------------------                   ----------------           ----------------
Genesis ElderCare Corp.                                  100                       100%

------------------------------
(1) None of the current directors or executive officers of the Company beneficially own stock of the Company.
(2) None of the persons named in the Summary Compensation beneficially own stock of the Company.

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

Genesis sponsored the formation of ElderTrust ("ETT"), a Maryland real estate investment trust. Michael R. Walker, our Chairman and Chief Executive Officer, is Chairman of ETT. In February 1998 ETT made term loans to Multicare with respect to the lease-up of three assisted living facilities. The loans have a fixed annual rate of interest of 10.5% and mature three years from the date of the loans, subject to our right to extend the term for up to three one-year extension periods in the event the facility has not reached "stabilized occupancy" (as defined) as of the third anniversary of the loan (or at the end of any extension period, if applicable).

Effective January 31, 2001, we reached an agreement to restructure our relationship with ElderTrust, a Maryland healthcare real estate investment trust. Multicare filed a motion in U.S. Bankruptcy Court seeking approval of the agreement, which is also subject to endorsement by certain other parties involved in the Chapter 11 restructuring process. Among other things, the agreement encompasses the resolution of mortgages for three properties operated by Multicare. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to Multicare under a new ten-year lease with annual rents of $791,561.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

         (a.)     1.  Financial Statements
                      --------------------
                      Independent Auditors' Report
                      Consolidated Balance Sheets as of September 30, 2000
                        and 1999
                      Consolidated Statements of Operations for the years ended
                        September 30, 2000, 1999, and 1998
                      Consolidated Statements of Shareholders' Equity for the
                        years ended September 30, 2000, 1999 and 1998
                      Consolidated Statements of Cash Flows for the years ended
                        September 30, 2000, 1999, and 1998
                      Notes to Consolidated Financial Statements

                  2.  Financial Statement Schedule
                      ----------------------------
                      Schedule II - Valuation and Qualifying Accounts for the
                        years ended September 30, 2000, 1999, and 1998

                  3.  Exhibits
                      --------
                      Exhibit
                      No.                   Description
                      ------                -----------
                      (1)   2     Reorganization and Subscription Agreement,
                                  dated as of August 21, 1992, among The
                                  Multicare Companies, Inc., Daniel E. Straus,
                                  Moshael J. Straus, Adina S. Rubin and
                                  Bethia S. Quintas

                      (2)   3.1   Restated Certificate of Incorporation of the
                                  Multicare Companies, Inc.

                      (3)   3.2   Certificate of Amendment of Restated
                                  Certificate of Incorporation of the Multicare
                                  Companies, Inc.

                      (2)   3.3   By-laws of The Multicare Companies, Inc.

                      (1)   4.1   Indenture for Senior Subordinated Notes

                      (4)   4.2   Fiscal Agency Agreement for Subordinated
                                  Convertible Debentures among The Multicare
                                  Companies, Inc., Subsidiary Co-Borrowers,
                                  Subsidiary Guarantors and The Chase
                                  Manhattan Bank, N.A.

                      (4)  10.1   Loan Agreement dated October 13, 1992 between
                                  Meditrust Mortgage Investments, Inc. and various Glenmark entities

                      (4)  10.2   Intercreditor Agreement dated December 1,
                                  1995 between The Chase Manhattan Bank, N.A.,
                                  Meditrust Mortgage Investments, Inc. and
                                  Meditrust of West Virginia, Inc.

                      (4)  10.3   Second Amendment to Loan Agreement entered
                                  into effective as of November 30, 1995

                      (4)  10.4   Second Amendment Agreement dated as of
                                  February 22, 1996 among The Multicare
                                  Companies, Inc. Subsidiary Co-Borrowers,
                                  Subsidiary Guarantors, the Banks Signatory hereto, and The Chase Manhattan Bank, N.A., as
                                  Agent

                      (5)  10.5   Acquisition Agreement, dated as of June 17,
                                  1996, by and among AoDoS/Multicare, Inc. and Alan D. Solomont, David Solomont, Ahron M.
                                  Solomont, Jay H. Solomont, David Solomont,
                                  Susan S. Bailis and the Seller Entities
                                  signatory thereto (the "AoDoS Acquisition
                                  Agreement")

                      (5)  10.6   Amendment No. 1, dated August 12, 1996, to the
                                  AoDoS Acquisition Agreement.

                      (6)  10.7   Amendment No. 2, dated as of September 25,
                                  1996 to the AoDoS Acquisition Agreement.

                      (6)  10.8   Amendment No. 3, dated as of October 29, 1996
                                  to the AoDoS Acquisition Agreement.

                      (6)  10.9   Amendment No. 4, dated as of December 11, 1996
                                  to the AoDoS Acquisition Agreement.

                      (6)  10.10  Appendix A to Participation Agreement, Master
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

                      (11) 10.22  Amendment No. 4 to Credit Agreement, October
                                  14, 1997 Multicare Inc. from Mellon Bank,
                                  N.A., Citicorp. USA Inc., First Union Bank and NationsBank, N.A.

                      (12) 10.23  Forbearance Agreement, dated as of March 20,
                                  2000, among The Multicare Companies, Inc.,
                                  Mellon Bank, N.A. as Administrative Agent,
                                  Issuer of Letters of Credit, Collateral Agent and Synthetic Lease Facility Agent, Citicorp USA, Inc. as Syndication Agent, First Union National Bank as Documentation Agent, Bank of America, N.A. as Syndication Agent, and the Lenders and Secured Parties

                      (13) 10.24  Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among The Multicare
                                  Companies, Inc., a debtor and a
                                  Debtor-in-Possession under Chapter 11 of the bankruptcy code as borrower and Mellon Bank, N.A. as Administrative Agent and Arranger, First Union National Bank, as Syndication Agent; and Goldman Sachs Credit Partners, L.P., as Documentation Agent.


                            21    Subsidiaries of the Registrant
                            27    Financial Data Schedule

---------------------------
(1) Incorporated by reference from Registration Statement No. 33-51176 on Form S-1 effective November 18, 1992.

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

(9) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 9, 1997.

(10) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly period ended December 31, 1998.

(11) Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1999.

(12) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2000.

(13) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2000.

The Multicare Companies, Inc.
Independent Auditors' Report

The Board of Directors and Shareholders
The Multicare Companies, Inc.

Under date of February 14, 2001, we reported on the consolidated balance sheets of the Multicare Companies, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2000, as contained in the Multicare Companies, Inc. annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities effective October 1, 1999.

The audit report on the consolidated financial statements of the Company referred to above contains an explanatory paragraph that states the Company's recurring losses from operations, shareholders' deficit, defaults under various loan agreements and filing for voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial schedule referred to above does not include any adjustments that might result from the outcome of this uncertainty.


                                    KPMG LLP

Philadelphia, Pennsylvania
February 14, 2001

                                                                     SCHEDULE II


                          THE MULTICARE COMPANIES, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                 Years ended September 30, 2000, 1999, and 1998

                                 (In thousands)




                                              Balance at                Charged to
                                               beginning   Charged to      Other                    Disposition      Balance
              Classifications                     of        Costs and    accounts    Deductions          Of          At end
                                                period      Expenses        (1)          (2)          Business      of period
                                              ------------ ------------ ----------- -------------- --------------- ------------
Year ended September 30, 2000:
     Allowance for doubtful accounts           $ 18,494      8,808         ---         12,421          2,084         12,797
                                                 ======      =====         ===         ======          =====         ======

Year ended September 30, 1999:
     Allowance for doubtful accounts           $ 10,080      11,406        ---          2,992           ---          18,494
                                                 ======      ======        ===          =====           ===          ======

Year ended September 30, 1998
     Allowance for doubtful accounts           $ 11,069      4,702         533          5,100          1,124         10,080
                                                 ======      =====         ===          =====          =====         ======


-----------------------------------------------------

(1)  Represents amounts related to acquisitions
(2)  Represents amounts written off as uncollectible

                                 Signature Page

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Multicare Companies, Inc.

                                    By:       MICHAEL R. WALKER
                                       --------------------------------------
                                         Chairman and Chief Executive Officer
February 15, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                 Title                                  Date
               ----------                                 -----                                  ----
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  and Director (Principal
          /s/Michael R. Walker                    Executive Officer)                      February 15, 2001
------------------------------------------
            Michael R. Walker



          /s/Richard R. Howard                    Vice-Chairman and Director              February 15, 2001
------------------------------------------
           Richard. R. Howard
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Director (Principal
         /s/George V. Hager, Jr.                  Accounting Officer)                     February 15, 2001
------------------------------------------
          George V. Hager, Jr.



                                                   Independent Director and
         /s/Beverly S. Anderson                    Chief Restructuring Officer            February 15, 2001
------------------------------------------
           Beverly S. Anderson
