Form 10-Q
period 2000-12-31
MULTICARE COMPANIES INC
filed 2001-03-22
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

 (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days.

                              YES [x]     NO [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Note: The Company is currently in the process of formulating a plan of reorganization in connection with the registrant and certain of its subsidiaries' filings under Chapter 11 of the Bankruptcy Code. Consequently, no plan of reorganization has been submitted to or confirmed by a bankruptcy court.

                              YES [x]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 13, 2001: 100 shares of common stock

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS......................2


Part I: FINANCIAL INFORMATION

        Item 1.  Financial Statements..........................................4

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................14

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...21

Part II: OTHER INFORMATION

        Item 1.  Legal Proceedings............................................22

        Item 2.  Changes in Securities........................................22

        Item 3.  Defaults Upon Senior Securities..............................22

        Item 4.  Submission of Matters to a Vote of Security Holders..........22

        Item 5.  Other Information............................................22

        Item 6.  Exhibits and Reports on Form 8-K.............................22


SIGNATURES....................................................................23

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability or inability to meet our liquidity needs, meet expected future capital expenditure requirements, obtain affordable insurance coverage and control costs; and the expected effects of government regulation on reimbursement for services provided and on the costs of doing business;

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

     o    our bankruptcy cases and our ability to continue as a going concern;

     o certain covenant amendments to our debtor-in-possession financing that may be terminated;

     o our default under our senior credit agreement and our senior subordinated and other notes;

     o    confirmation of a restructuring plan;

     o    our substantial indebtedness and significant debt service obligations;

     o    our ability to retain and attract management and other key personnel;

     o our ability or inability to access capital and the related cost of the capital necessary to fund future operations;

     o the impact of health care reform, including the Medicare Prospective Payment System ("PPS"), the Balanced Budget Refinement Act ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA") and the adoption of cost containment measures by the federal and state governments;

     o    the adoption of cost containment measures by other third party payors;

     o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

     o the occurrence of changes in the mix of payment sources utilized by patients to pay for services;

     o    competition in our industry; and

     o    changes in general economic conditions.

Our bankruptcy cases and recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.

On June 22, 2000, The Multicare Companies, Inc. and certain of its affiliates ("Multicare") filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Multicare is currently operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults under various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

On June 22, 2000, Genesis Health Ventures, Inc. and certain of its subsidiaries, a 43.6% owner of Multicare and the Company's manager, also filed for voluntary relief under Chapter 11 of the Bankruptcy Code.

These and other factors have been discussed in more detail in the Company's periodic reports.

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The Multicare Companies Inc. and Subsidiaries
                             (Debtor-in-Possession)
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                              December 31,           September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2000                   2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                                    $ 19,070            $ 19,636
          Accounts receivable, net of allowance for doubtful accounts                              104,581             101,953
          Prepaid expenses and other current assets                                                 15,876              16,929
------------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                           139,527             138,518
------------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                                 559,963             563,445
Other long-term assets                                                                              62,052              61,924
Goodwill and other intangibles, net                                                                335,147             337,806
------------------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                               $ 1,096,689         $ 1,101,693
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities not subject to
compromise:
          Accounts payable and accrued expenses                                                   $ 64,101            $ 69,694
------------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                                       64,101              69,694
------------------------------------------------------------------------------------------------------------------------------------

Liabilities subject to compromise                                                                  875,649             875,111
Long-term debt                                                                                      10,161              10,240
Deferred income taxes                                                                               54,082              54,082
Due to Genesis Health Ventures, Inc. and other liabilities                                           7,120               3,901

Shareholders' equity:
          Common stock, par $.01, 100 shares authorized, issued and outstanding                          -                   -
          Additional paid-in capital                                                               733,000             733,000
          Accumulated deficit                                                                     (647,424)           (644,335)
------------------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                                      85,576              88,665
------------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                                 $ 1,096,689         $ 1,101,693
------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Operations
                                 (in thousands)

                                                                                                      Three months ended
                                                                                                            December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
Net revenues:
        Inpatient services                                                                     $ 157,443                $ 156,973
        Other revenue                                                                              2,953                    3,388
------------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                                  160,396                  160,361
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                                                       147,100                  142,792
        Debt restructuring and reorganization costs                                                3,504                        -
Depreciation and amortization                                                                      8,528                    9,558
Lease expense                                                                                      3,139                    3,251
Interest expense (contractual interest for the
     three months ended December 31, 2000 is $19,954)                                              1,257                   18,329
------------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit, equity in
   net earnings of unconsolidated affiliates, and
   cumulative effect of accounting change                                                         (3,132)                 (13,569)
Income tax benefit                                                                                     -                    3,985
------------------------------------------------------------------------------------------------------------------------------------
Loss before equity in net loss of unconsolidated affiliates, and
    cumulative effect of accounting change                                                        (3,132)                  (9,584)
Equity in net income (loss) of unconsolidated affiliates                                              43                     (451)
------------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change                                                (3,089)                 (10,035)
Cumulative effect of accounting change                                                                 -                   (3,623)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                        $ (3,089)               $ (13,658)
------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                      Three months ended
                                                                                                         December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------------------------
      Cash flows from operating activities:
             Net loss                                                                             $ (3,089)         $ (13,658)
             Net charges included in operations not requiring funds                                 17,397             10,550
             Changes in assets and liabilities:
                     Accounts receivable                                                            (4,784)            (3,848)
                     Accounts payable and accrued expenses                                          (5,561)             8,272
                     Other, net                                                                      1,053              1,109
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities before debt
                     restructuring and reorganization costs                                          5,016              2,425
------------------------------------------------------------------------------------------------------------------------------------
             Cash paid for debt restructuring and reorganization costs                              (2,998)                 -
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                               2,018              2,425
------------------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Capital expenditures                                                                   (1,688)            (2,542)
             Other assets and liabilities, net                                                        (817)             1,824
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                  (2,505)              (718)
------------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings under working capital revolving
                 credit facilities and other debt                                                      (79)            (1,497)
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                                                     (79)            (1,497)
------------------------------------------------------------------------------------------------------------------------------------

      Net increase (decrease) in cash and equivalents                                                 (566)               210
      Cash and equivalents
             Beginning of period                                                                    19,636              3,967
------------------------------------------------------------------------------------------------------------------------------------
             End of period                                                                        $ 19,070            $ 4,177
------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtor-In-Possession)
         Notes to Unaudited Condensed Consolidated Financial Statements

1.       Organization and Basis of Presentation

The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") operates predominantly in one industry segment, operating eldercare centers, which represents over 95% of consolidated revenues. As a result of the Merger (as defined in Footnote 5 - Tender Offer and Merger and its Restructuring) of Genesis ElderCare Acquisition Corp. with the Company, Genesis Health Ventures, Inc. and Subsidiaries ("Genesis") owns 43.6% of the outstanding capital stock of the Company. The Company and Genesis have entered into a management agreement pursuant to which Genesis manages the Company's operations.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 22, 2000, (the "Petition Date") Multicare and certain of its affiliates filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). The Company is currently operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults of various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. See Footnote 2 - Voluntary Petitions for Relief Under Chapter 11 of the United States Bankruptcy Code.

The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and, subsequent to the Petition Date, all adjustments pursuant to the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the periods presented. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Voluntary Petition for Relief Under Chapter 11 of the United States Bankruptcy Code

Except for relief that might otherwise be granted by the Bankruptcy Court overseeing the Chapter 11 cases, and further subject to certain statutory exceptions, the automatic stay protection afforded by Chapter 11 of the Bankruptcy Code cases prevents any creditor or other third parties from taking any action in connection with any defaults under prepetition debt obligations or agreements of the Company and those of its subsidiaries or affiliates which are debtors in the Chapter 11 cases. In connection with the Chapter 11 cases, the Company expects to develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 cases. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

The Bankruptcy Court approved, on a final basis, borrowings of up to $50,000,000 in respect of the Multicare debtor-in-possession financing facility (the "Multicare DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Multicare Debtors intend to utilize the Multicare DIP Facility and existing cash flows to fund ongoing operations during the Chapter 11 cases. As of December 31, 2000 no borrowings were outstanding under the Multicare DIP Facility.

On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain prepetition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the prepetition claims of certain critical vendors and patients. All other unsecured prepetition liabilities are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of December 31, 2000 and September 30, 2000 follows (in thousands):

                                                                       December 31,         September 30,
                                                                          2000                  2000
---------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:
     Revolving credit and term loans                                    $424,110               $424,110
     Senior subordinated notes, net of unamortized discount              249,074                249,039
     Revenue bonds and other indebtedness                                 53,066                 53,101
---------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                  $726,250               $726,250
---------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                             27,215                 27,215
     Accounts payable and accrued liabilities
        due to Genesis                                                    56,574                 56,574
     Accrued interest                                                     29,275                 28,737
     Deferred management fee due to Genesis                               36,335                 36,335
---------------------------------------------------------------------------------------------------------
                                                                        $875,649               $875,111
---------------------------------------------------------------------------------------------------------


For the three months ended December 31, 2000, $3,504,000 of debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees were incurred.

3.       Certain Significant Risks and Uncertainties

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

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver extends through December 31, 2000. In addition, Multicare received certain amendments to the

Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). The Multicare EBITDA Amendment can be terminated by the Multicare DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Multicare to the Multicare Lenders of an amendment fee related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the Multicare DIP Lenders will not exercise their rights under the Multicare DIP Facility in an event of default, including but not limited to, precluding future borrowings under the Multicare DIP Facility.

Multicare discontinued paying interest on virtually all of its prepetition long term debt obligations following the Petition Date, which has, in part, resulted in Multicare's ability to fund capital and working capital needs through operations without borrowing under the Multicare DIP Facility. An event of default and any related borrowing restrictions placed under the Multicare DIP Facility could have a material adverse effect on the financial position of Multicare, and could result in factors including, but not limited to, Multicare's inability to:

     o   extend required letters of credit in the ordinary course of business;

     o   fund capital and working capital requirements; and

     o   successfully reorganize.

                                 Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize our specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company.

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by HCFA, the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

Congress and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities, but have and will most likely include other services provided by us, including pharmacy and therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

While the Company has prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on its business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that any future healthcare legislation will not adversely affect the Company's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

4.       Long-Term Debt

Long-term debt at December 31, 2000 and September 30, 2000 consists of the following (in thousands):

                                                                                December 31,    September 30,
                                                                                    2000            2000
-------------------------------------------------------------------------------------------------------------
Secured debt
     Multicare Credit Facility                                                  $  424,110      $  424,110
     Mortgage and other secured debt, including unamortized
      debt premium                                                                  63,227          63,341
-------------------------------------------------------------------------------------------------------------
        Total secured debt                                                         487,337         487,451
Unsecured debt
     Senior subordinated notes, net of unamortized debt discount                   249,074         249,039
-------------------------------------------------------------------------------------------------------------
        Total unsecured debt                                                       249,074         249,039

Total Debt                                                                         736,411         736,490
Less:
     Long term debt subject to compromise                                         (726,250)       (726,250)
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                                  $   10,161      $   10,240
-------------------------------------------------------------------------------------------------------------


In connection with the Chapter 11 cases, no principal or interest payments have been made on certain indebtedness incurred by the Company prior to June 22, 2000 ("Prepetition Debt"). Specifically, no principal or interest payments have been made on $424,110,000 of the Multicare Credit Facility, $250,000,000 of senior subordinated notes and $53,066,000 of other indebtedness. Multicare continues to pay interest on an aggregate outstanding balance of $10,161,000 of two secured loans of subsidiaries not party to the Chapter 11 cases.

Secured Debt

                    Multicare Debtor-in-Possession Financing

Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. As of December 31, 2000, there has been no usage under the Multicare DIP Facility. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. As of December 31, 2000 there were $2,383,000 in letters of credit issued thereunder.

Pursuant to the agreement, Multicare and each of its affiliates named as borrowers or guarantors under the Multicare DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Multicare DIP Facility) in all unencumbered pre- and post-petition property of Multicare. The Multicare DIP Facility also has priority over the liens on all collateral pledged under the prepetition Multicare Credit Facility (later defined) dated as of October 9, 1997 as amended, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

The Multicare DIP financing agreement limits, among other things, Multicare's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The Multicare DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and Multicare DIP Facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in Multicare's inability to obtain further advances under the Multicare DIP Facility and the potential exercise of remedies by the Multicare DIP Facility lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of Multicare to successfully reorganize under Chapter 11.

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver extends through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). The Multicare EBITDA Amendment can be terminated by the Multicare DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Multicare to the Multicare Lenders of an amendment fee related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the Multicare DIP Lenders will not exercise their rights under the Multicare DIP Facility in an event of default, including but not limited to, precluding future borrowings under the Multicare DIP Facility.

                            Multicare Credit Facility

Multicare and certain of its subsidiaries are borrowers under a prepetition credit facility totaling $525,000,000 (the "Multicare Credit Facility"). As of December 31, 2000, $424,110,000 was outstanding under the Multicare Credit Facility, which is classified as a liability subject to compromise.

Subject to liens granted under the Multicare DIP Facility, The Multicare Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Multicare's subsidiaries' real property were also granted.

Multicare is in default under the Multicare Credit Facility and has not made any scheduled interest payments since March 29, 2000.

                         Mortgage and Other Secured Debt

At December 31, 2000, the Company has $63,227,000 of mortgage and other secured debt consisting principally of secured revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. With exception to $10,161,000, the aggregate mortgage and other secured debt is classified as liabilities subject to compromise.

Unsecured Debt

                            Senior Subordinated Notes

On August 11, 1997, Multicare sold $250,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "9% Notes"). Multicare is in default of the indenture agreement of the 9% Notes. Consequently, the outstanding balance of the 9% Notes, net of unamortized discount, is classified as a liability subject to compromise.

5.       Tender Offer and Merger and its Restructuring

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

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of Multicare, making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. (the "Merger"). In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. common stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to sell (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

On October 8, 1999, Genesis entered into a restructuring agreement with Cypress, TPG and Nazem (the "Restructuring Agreement") to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare.

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred"), which were issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.; and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, (the "Series I Preferred") which were issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

6.       Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires the costs of start-up activities be expensed as incurred, rather than capitalized and subsequently amortized. The adoption of SOP 98-5 resulted in the write-off of $3,623,000, net of tax, of unamortized start-up costs and is reflected as a cumulative effect of accounting change in the unaudited condensed consolidated statements of operations for the three months ended December 31, 1999.


7.       Subsequent Event

Effective January 31, 2001, Multicare restructured its relationship with ElderTrust, a Maryland healthcare real estate investment trust. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust leases the properties back to Multicare under a new ten-year lease with annual rents of $792,000. These transactions will be recorded in the Company's second fiscal quarter ending March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Upon consummation of the Merger in October 1997, Multicare and Genesis entered into a management agreement pursuant to which Genesis manages our operations. Under Genesis' management, our strategy is to integrate the talents of case managers, comprehensive discharge planning and, to provide cost effective care management to achieve superior outcomes and return our customers to the community.

We include in inpatient services revenue all room and board charges and ancillary service revenue for the customers of our 96 owned and leased eldercare centers.

Certain Transactions and Events

                     Liquidity and Going Concern Assumption

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure, defaults under various loan agreements and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash flow.

Our financial difficulties are attributed to a number of factors. First, the federal government has made fundamental changes to the reimbursement for medical services provided to individuals. The changes have had a significant adverse impact on the healthcare industry as a whole and on our cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of less than fair reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors have adversely affected our cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we were too highly leveraged to service our debt, including our long-term lease obligations.

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

(the "Merger"). In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. common stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to sell (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

On October 8, 1999, Genesis entered into a restructuring agreement with Cypress, TPG and Nazem (the "Restructuring Agreement") to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare.

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred"), which were issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.; and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, (the "Series I Preferred") which were issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

                             ElderTrust Transactions

Effective January 31, 2001, Multicare restructured its relationship with ElderTrust, a Maryland healthcare real estate investment trust. The agreements encompass, among other things, the resolution of mortgages for three properties operated by Multicare. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust leases the properties back to Multicare under a new ten-year lease with annual rents of $791,561. These transactions will be recorded in the Company's second fiscal quarter ending March 31, 2001.

                             Sale of Ohio Operations

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Results of Operations

Three months ended December 31, 2000 compared to three months ended December 31, 1999

The Company's total net revenues for the quarter ended December 31, 2000 were $160,396,000 compared to $160,361,000 for the quarter ended December 31, 1999, an increase of $35,000.

Inpatient service revenue increased $470,000 to $157,443,000 from $156,973,000. Of this increase, approximately $3,100,000 is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"), approximately $11,170,000 is principally attributed to increased payment rates, improved occupancy and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the quarter ended December 31, 2000 was $166 compared to $153 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BBRA on our average Medicare rate per patient day, which increased to $323 for the quarter ended December 31, 2000 compared to $292 for the comparable period in the prior year. The Company's revenue Quality Mix for the quarter ended December 31, 2000 was 54.4% compared to 52.3% for the comparable period in the prior year. These rate and mix increases are offset by a decrease in revenue of approximately $13,800,000 resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 78,921 to 950,217 during the quarter ended December 31, 2000 compared to 1,029,138 during the comparable period last year. Of this decrease, 101,738 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 20,825 patient days of two eldercare centers following the P&R Transaction, and the remaining increase of 1,992 patient days is the result of an increase in overall occupancy.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $4,308,000 or 3% to $147,100,000 for the quarter ended December 31, 2000 from $142,792,000 for the comparable period in the prior year. Approximately $2,800,000 of this increase is attributed to the consolidation of the operating expenses of two eldercare centers following the P&R Transaction and approximately $3,400,000 is attributed to increases in the cost of certain self-insured employee health coverage. This net increase is offset by $9,800,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase of approximately $13,200,000, is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The operating cost growth rate (approximately 6.9%) approximates the inpatient services revenue growth rate (approximately 7.1%) and is attributed to continued pressure on wage and benefit related costs. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels.

For the three months ended December 31, 2000, $3,504,000 of debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees were incurred.

Depreciation and amortization expense decreased $1,030,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $112,000, of which approximately $472,000 is attributed to the sale, closure or lease terminations of certain eldercare centers. The remaining increase of approximately $360,000 is primarily attributed to the consolidation of lease expense of two eldercare centers following the P&R Transaction and scheduled increases in fixed lease rates.

Interest expense decreased $17,072,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the three months ended December 31, 2000 was $19,954,000, leaving $18,697,000 of interest expense unaccrued for the three months ended December 31, 2000 as a result of the Chapter 11 filings. The relative increase in contractual interest expense of $1,625,000 for the three months ended December 31, 2000 compared to the same period in the prior year is the result of additional net capital and working capital borrowings and an increase in the Company's weighted average borrowing rate prompted by increases in market rates of interest and higher interest rate spreads charged by the Company's lenders in connection with the Company's worsening financial condition and the Chapter 11 cases.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward benefits during the three months ended December 31, 2000, and consequently did not report an income tax benefit for the three months ended December 31, 2000. The Company reported a $3,985,000 tax benefit for the three months ended December 31, 1999.

Equity in net income (loss) of unconsolidated affiliates for the three months ended December 31, 2000 resulted in income of $43,000 compared to a loss of $451,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. For the three months ended December 31, 1999, the cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $3,623,000 after tax.

Liquidity and Capital Resources

            Chapter 11 Bankruptcy and Debtor-In-Possession Financing

On June 22, 2000, Multicare and substantially all of its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under Multicare's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through March 13, 2001, there has been no usage under the Multicare DIP Facility, other than for standby letters of credit. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. As of March 13, 2001 there were $2,200,000 in letters of credit issued thereunder.

The obligations of Multicare under the Multicare DIP Facility are jointly and severally guaranteed by each of Multicare's filing affiliates. Pursuant to the agreement, Multicare and each of its affiliates named as borrowers or guarantors under the Multicare DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Multicare DIP Facility) in all unencumbered pre- and post- petition property of Multicare. The Multicare DIP Facility also has priority over the liens on all collateral pledged under the Multicare Credit Facility, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

The Multicare DIP financing agreement limits, among other things, Multicare's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The Multicare DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and Multicare DIP Facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in Multicare's inability to obtain further advances under the Multicare DIP Facility and the potential exercise of remedies by the Multicare DIP Facility lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of Multicare to successfully reorganize under Chapter 11.

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver extends through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). The Multicare EBITDA Amendment can be terminated by the Multicare DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Multicare to the Multicare Lenders of an amendment fee related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the Multicare DIP Lenders will not exercise their rights under the Multicare DIP Facility in an event of default, including but not limited to, precluding future borrowings under the Multicare DIP Facility.

Multicare discontinued paying interest on virtually all of its prepetition long term debt obligations following the Petition Date, which has, in part, resulted in Multicare's ability to fund capital and working capital needs through operations without borrowing under the Multicare DIP Facility. An event of default and any related borrowing restrictions placed under the Multicare DIP Facility could have a material adverse effect on the financial position of Multicare, and could result in factors including, but not limited to, Multicare's inability to:

         o extend required letters of credit in the ordinary course of business;

         o  fund capital and working capital requirements; and

         o  successfully reorganize.

Under the Bankruptcy Code, actions to collect prepetition indebtedness are enjoined and other contractual obligations generally may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain prepetition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the prepetition claims of certain critical vendors and patients. All other unsecured prepetition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of December 31, 2000 and September 30, 2000 follows (in thousands):


                                                                         December 31,           September 30,
                                                                             2000                    2000
-------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                       $424,110               $424,110
     Senior subordinated notes, net of unamortized discount                 249,074                249,039
     Revenue bonds and other indebtedness                                    53,066                 53,101
-------------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                     $726,250               $726,250
-------------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                                27,215                 27,215
     Accounts payable and accrued liabilities due to
        Genesis                                                              56,574                 56,574
     Accrued interest                                                        29,275                 28,737
     Deferred management fee due to Genesis                                  36,335                 36,335
-------------------------------------------------------------------------------------------------------------
                                                                           $875,649               $875,111
-------------------------------------------------------------------------------------------------------------

For the three months ended December 31, 2000, $3,504,000 of debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees were incurred.

                               General Operations

At December 31, 2000, the Company reported working capital of $75,426,000 as compared to working capital of $68,824,000 at September 30, 2000. Cash flow from operations for the three months ended December 31, 2000 was a source of cash of $2,018,000 compared to a source of cash of $2,425,000 for the three months ended December 31, 1999. For the three months ended December 31, 2000, approximately $3,000,000 of payments were made for debt restructuring and reorganization costs. The Company's days sales outstanding for the three months ended December 31, 2000 were unchanged from the three months ended September 30, 2000 at 60 days. The Company's cash balance at December 31, 2000 was approximately $19,100,000 and is available to fund general working capital needs.

Investing activities for the three months ended December 31, 2000 include approximately $1,700,000 of capital expenditures compared to approximately $2,500,000 for the comparable period of the prior year. Capital expenditures consist primarily of betterments and expansion of eldercare centers. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, the Company expects to continue to incur capital expenditure costs at levels at or above those for the three months ended December 31, 2000 for the foreseeable future.

The Company incurred approximately $3,504,000 of debt restructuring and reorganization costs for the three months ended December 31, 2000. The Company anticipates that such costs will be incurred throughout the duration of the bankruptcy.

The Company has prepetition long term debt obligations of approximately $726,250,000 at December 31, 2000, which are classified as liabilities subject to compromise. Due to the failure to make required debt service payments, meet certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on substantially all of the related debt agreements. The automatic stay protection afforded by the Chapter 11 cases prevents any action from being taken with regard to any of the defaults under the prepetition debt agreements.

For the three months ended December 31, 2000, the Company incurred approximately $3,100,000 of lease obligation costs which is expected to increase by approximately $800,000 on an annual basis as a result of certain transactions with ElderTrust previously described under "Certain Transactions and Events".

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

Although management believes that cash flow from operations, coupled with available borrowings under the Multicare DIP Facility will be sufficient to fund the Company's working capital requirements throughout the bankruptcy proceedings, there can be no assurances that such capital resources will be sufficient to fund operations until such time as the Company is able to propose a plan or reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court.

                                    Insurance

The Company has experienced an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. In addition, as a result of the Company's current financial condition it is unable to continue certain self-insured programs and has replaced these programs with outside insurance carriers.

Prior to June 1, 2000, the Company purchased general and professional liability insurance coverage ("GL/PL") from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, the Company has purchased GL/PL coverage from a commercial insurer subject to a $500,000 per claim retention. On an annual basis, the cost of the GL/PL has increased by approximately $1,600,000, for the policy year ending June 1, 2001 as compared to the policy year ended June 1, 2000.

Genesis maintains a wholly owned captive insurance subsidiary, Liberty Health Corp., LTD ("LHC") to provide reinsurance for the Company and others. LHC has, or is currently, reinsuring certain windstorm, workers' compensation and GL/PL deductibles. The Company, based on independent actuarial studies, believes that LHC's reserves are sufficient to meet their obligations. LHC continues to operate as a going concern, and has been excluded from Genesis' Chapter 11 cases.

The Company provides several health insurance options to its employees. Prior to Fiscal 1999, the Company offered a self-insured 80/20 indemnity plan (the "80/20 Plan") and several fully insured HMO's. In late Fiscal 1999, a new self insured indemnity plan (the "Choice Plan") was developed and made available to a limited number of employees. The Choice Plan became available to all employees in January 2000. The Choice Plan enabled employees to take advantage of much lower co-pays that were competitive with HMO co-pays, while still allowing them to go to any provider in the 80/20 Plan preferred provider organization. In Fiscal 2000, the medical and pharmacy utilization levels under the Choice Plan and the 80/20 Plan were greater than the Company anticipated, resulting in additional health insurance costs of approximately $8,200,000. Effective April 1, 2001, the Choice Plan will be eliminated from the Company's benefit program and employee copays for prescriptions will be increased.


                        Legislative and Regulatory Issues

Legislative and regulatory action, including but not limited to the 1997 Balanced Budget Act, the Balanced Budget Refinement Act and the Benefits Improvement Protection Act of 2000 has resulted in continuing changes in the Medicare and Medicaid reimbursement programs which has adversely impacted us. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the

Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

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

                     Anticipated Impact of Healthcare Reform

On December 15, 2000 Congress passed the Benefit Improvement and Protection Act of 2000 that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The Company has not yet evaluated what effect BIPA will have on its operating results.

                                   Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of the Chapter 11 cases, the Company has ceased accruing and paying interest on all debt subject to market rates of interest.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings      Not Applicable

Item 2. Changes in Securities  Not Applicable

Item 3. Defaults Upon Senior Securities

                  On June 22, 2000, the Company and certain of its subsidiaries and affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to June 22, 2000, including, among others, senior subordinated notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Chapter 11 cases is set forth elsewhere in this Form 10-Q, including Note 2 to the Unaudited Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits

        Number      Description
        ------      -----------
        99.1        Second Amendment and Waiver, dated as of February 14, 2001 to the Revolving Credit And Guarantee Agreement, dated as of June 22, 2000 among The Multicare Companies, Inc. and certain of its lenders.

        (b)       Reports on Form 8-K

                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                                            THE MULTICARE COMPANIES, INC.


Date: March 22, 2001                        /s/ George V. Hager, Jr.
                                            ---------------------------
                                            George V. Hager, Jr.
                                            Executive Vice President
                                            and Chief Financial Officer