Form 10-Q
period 2001-03-31
MULTICARE COMPANIES INC
filed 2001-05-17
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                              YES [x]       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 9, 2001: 100 shares of common stock

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS...........................................2


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements..............................................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................23

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................24

         Item 2.  Changes in Securities............................................................24

         Item 3.  Defaults Upon Senior Securities..................................................24

         Item 4.  Submission of Matters to a Vote of Security Holders..............................24

         Item 5.  Other Information................................................................24

         Item 6.  Exhibits and Reports on Form 8-K.................................................24


SIGNATURES.........................................................................................25

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

         o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability or inability to meet our liquidity needs, make scheduled debt and interest payments, meet expected future capital expenditure requirements, obtain affordable insurance coverage and control costs; and the expected effects of government regulation on reimbursement for services provided and on the costs of doing business; and

Factors that could cause actual results to differ materially include, but are not limited to, the following:

         o our bankruptcy cases and our ability to continue as a going concern;

         o   risks associated with operating a business in Chapter 11;

         o the delays or the inability to complete and/or consummate our plan of reorganization;

         o our ability to comply with the provisions of our debtor-in-possession financing;

         o our substantial indebtedness and significant debt service obligations;

         o our default under our senior credit agreement and our senior subordinated and other notes;

         o   adverse actions which may be taken by creditors;

         o adverse developments with respect to our liquidity or results of operations;

         o   the effect of planned dispositions of assets;

         o our ability to consummate or complete development projects or to profitably operate or successfully integrate enterprises into our other operations;

         o our ability or inability to secure the capital and the related cost of the capital necessary to fund future growth;

         o our ability to attract customers given our current financial position;

         o our ability to attract and retain key executives and other personnel;

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

         o   competition in our industry; and

         o   changes in general economic conditions.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. We caution investors that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

Our bankruptcy cases and recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.

On June 22, 2000, The Multicare Companies, Inc. and certain of its affiliates ("Multicare") filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Multicare is currently operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults under various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying unaudited condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying unaudited condensed consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

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

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The Multicare Companies Inc. and Subsidiaries
                             (Debtor-in-Possession)
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                          March 31,              September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            2001                     2000
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                           $    23,867              $    19,636
          Accounts receivable, net of allowance for doubtful accounts                         99,221                  101,953
          Prepaid expenses and other current assets                                           15,046                   16,929
-----------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                     138,134                  138,518
-----------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                           539,093                  563,445
Other long-term assets                                                                        59,485                   61,924
Goodwill and other intangibles, net                                                          332,489                  337,806
-----------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                         $ 1,069,201              $ 1,101,693
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities not subject to compromise:
          Accounts payable and accrued expenses                                          $    59,684              $    69,694
-----------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities not subject to compromise                       59,684                   69,694
-----------------------------------------------------------------------------------------------------------------------------

Liabilities subject to compromise                                                            855,372                  875,111
Long-term debt                                                                                10,047                   10,240
Deferred income taxes                                                                         54,082                   54,082
Due to Genesis Health Ventures, Inc. and other liabilities                                    12,520                    3,901

Shareholders' equity:
          Common stock, par $.01, 100 shares authorized, issued and outstanding                    -                        -
          Additional paid-in capital                                                         733,000                  733,000
          Accumulated deficit                                                               (655,504)                (644,335)
-----------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                                77,496                   88,665
-----------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                           $ 1,069,201              $ 1,101,693
-----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Operations
                                 (in thousands)

                                                                      Three months ended                Six months ended
                                                                            March 31,                        March 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                     2001             2000            2001             2000
------------------------------------------------------------------------------------------------------------------------------
Net revenues:
        Inpatient services                                         $ 156,447        $ 159,642       $ 313,890        $ 316,615
        Other revenue                                                  2,431            3,599           5,384            6,987
------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                      158,878          163,241         319,274          323,602
------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                           147,915          146,567         295,015          289,359
        Debt restructuring, reorganization costs,
          and other charges                                            4,397            2,143           7,901            2,143
Loss on sale of eldercare center                                       2,310                -           2,310                -
Depreciation and amortization                                          8,393            9,497          16,921           19,055
Lease expense                                                          3,061            3,284           6,200            6,535
Interest expense (contractual interest for the three
        and six months ended March 31, 2001 is $17,229
        and $34,841, respectively)                                     1,041           18,634           2,298           36,963
------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit, equity in
   net income (loss) of unconsolidated affiliates and
   cumulative effect of accounting change                             (8,239)         (16,884)        (11,371)         (30,453)
Income tax benefit                                                         -           (5,068)              -           (9,053)
------------------------------------------------------------------------------------------------------------------------------
Loss before equity in net income (loss) of unconsolidated
    affiliates and cumulative effect of accounting change             (8,239)         (11,816)        (11,371)         (21,400)
Equity in net income (loss) of unconsolidated affiliates                 159             (336)            202             (787)
------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change                    (8,080)         (12,152)        (11,169)         (22,187)
Cumulative effect of accounting change                                     -                -               -           (3,623)
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                            $ (8,080)       $ (12,152)      $ (11,169)       $ (25,810)
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                 Six months ended
                                                                                                     March 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                              2001               2000
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                                            $ (11,169)         $ (25,810)
       Net charges included in operations not requiring funds                                 37,880             13,625
       Changes in current assets and liabilities:
               Accounts receivable                                                            (1,753)               925
               Accounts payable and accrued expenses                                         (15,065)            14,311
               Other, net                                                                      1,882                532
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities before debt
               restructuring and reorganization costs                                         11,775              3,583
-----------------------------------------------------------------------------------------------------------------------
       Cash paid for debt restructuring and reorganization costs                              (4,474)                 -
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                               7,301              3,583
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Capital expenditures                                                                   (4,043)            (4,274)
       Other assets and liabilities, net                                                       1,166              5,907
-----------------------------------------------------------------------------------------------------------------------
       Net cash (used in) or provided by investing activities                                 (2,877)             1,633
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
       Net borrowings under working capital revolving
           credit facilities and other debt                                                        -             17,534
       Repayments of long-term debt                                                             (193)           (23,519)
-----------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                                    (193)            (5,985)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                                                4,231               (769)
Cash and equivalents
       Beginning of period                                                                    19,636              3,967
-----------------------------------------------------------------------------------------------------------------------
       End of period                                                                       $  23,867          $   3,198
-----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtor-In-Possession)
         Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

The Multicare Companies, Inc. and Subsidiaries ("Multicare" or the "Company") generates over 98% of its consolidated revenues through the operation of eldercare centers. As a result of the Merger (as defined in Footnote 5 - Tender Offer and Merger and its Restructuring) of Genesis ElderCare Acquisition Corp. with the Company, Genesis Health Ventures, Inc. and Subsidiaries ("Genesis") owns 43.6% of the outstanding capital stock of the Company. The Company and Genesis have entered into a management agreement pursuant to which Genesis manages the Company's operations.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 22, 2000 (the "Petition Date"), Multicare and certain of its affiliates (the "Multicare Debtors") filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). The Company is currently operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults of various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. See Footnote 2
- Voluntary Petitions for Relief Under Chapter 11 of the United States Bankruptcy Code.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and, subsequent to the Petition Date, all adjustments pursuant to the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the periods presented. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

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

The Bankruptcy Court approved, on a final basis, borrowings of up to $50,000,000 in respect of the Multicare debtor-in-possession financing facility (the "Multicare DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Multicare Debtors intend to utilize the Multicare DIP Facility and existing cash flows to fund ongoing operations during the Chapter 11 cases. As of March 31, 2001, no borrowings were outstanding under the Multicare DIP Facility, with the exception of letter of credit borrowings of $2,203,000, thereunder.

On or about May 14, 2001, the official committee of Multicare unsecured creditors (the "Multicare Creditors' Committee") appointed in the Multicare Chapter 11 cases filed a motion (the "Trustee Motion") with the Bankruptcy Court requesting entry of an order directing the appointment of a trustee in the Multicare cases. By the Trustee Motion, the Multicare Creditors' Committee seeks the appointment of a trustee to, generally, (a) evaluate and negotiate the various contractual and other relationships between Multicare and Genesis and its related entities, (b) evaluate and prosecute claims of Multicare against Genesis, and (c) propose and seek confirmation of a plan of reorganization for Multicare. Alternatively, the Multicare Creditors' Committee has requested in the Trustee Motion that Multicare be directed to engage in a market bid process with respect to its contractual and other relationships with Genesis. Although there can be no assurances as to the outcome of the Trustee Motion, the Company does not believe that the relief requested in the motion is warranted and intends to vigorously oppose such motion in the Bankruptcy Court. A hearing date on the Trustee Motion is presently scheduled to take place on June 6, 2001, although the Company and the Multicare Creditors' Committee have engaged in discussions concerning, among other related matters, an adjournment of the presently scheduled hearing date.

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

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of March 31, 2001 and September 30, 2000 follows (in thousands):

                                                                          March 31,          September 30,
                                                                            2001                  2000
---------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                      $424,110              $424,110
     Senior subordinated notes, net of unamortized discount                249,039               249,039
     Revenue bonds and other indebtedness                                   33,451                53,101
--------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                    $706,600              $726,250
--------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                               27,215                27,215
     Accounts payable and accrued liabilities
        due to Genesis                                                      56,574                56,574
     Accrued interest                                                       28,648                28,737
     Deferred management fee due to Genesis                                 36,335                36,335
--------------------------------------------------------------------------------------------------------
                                                                          $855,372              $875,111
--------------------------------------------------------------------------------------------------------

For the three and six month periods ended March 31, 2001, the company incurred charges of approximately $4,397,000 and $7,901,000, respectively, for debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees, and costs associated with exiting certain terminated businesses.

3. Certain Significant Risks and Uncertainties

                                  Going Concern

In connection with the Chapter 11 cases, the Company, together with Genesis, expects to develop a joint plan of reorganization that will be approved by their creditors and confirmed by the Bankruptcy Court overseeing the Companys' Chapter 11 cases. In the event the joint plan of reorganization is accepted, continuation of the business thereafter is dependent on the Companys' ability to achieve successful future operations. The Companys' ability to continue as a going concern is dependent upon, among other things, confirmation of a joint plan of reorganization with Genesis, future profitable operations, the ability to comply with the terms of the Companys' debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances the Companies will be successful in achieving a confirmed joint plan of reorganization, future profitable operations, compliance with the terms of the debtor-in-possession financing arrangements and sufficient cash flows from operations and financing arrangements to meet obligations.

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver concerning the minimum EBITDA covenant requirements extended through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). On April 4, 2001, the Bankruptcy Court granted approval for the payment of an amendment fee related thereto.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by HCFA, the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the Resource Utilization Groups ("RUGs") case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

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

4. Long Term Debt

Long-term debt at March 31, 2001 and September 30, 2000 consists of the following (in thousands):

                                                                                 March 31,    September 30,
                                                                                   2001           2000
-----------------------------------------------------------------------------------------------------------
Secured debt
     Multicare Credit Facility                                                  $  424,110     $   424,110
     Mortgage and other secured debt, including unamortized
      debt premium                                                                  43,498          63,341
----------------------------------------------------------------------------------------------------------
        Total secured debt                                                         467,608         487,451
Unsecured debt
     Senior subordinated notes, net of unamortized debt discount                   249,039         249,039
----------------------------------------------------------------------------------------------------------
        Total unsecured debt                                                       249,039         249,039

Total Debt                                                                         716,647         736,490
Less:
     Long term debt subject to compromise                                         (706,600)       (726,250)
----------------------------------------------------------------------------------------------------------
Long-term debt                                                                  $   10,047      $   10,240
----------------------------------------------------------------------------------------------------------

In connection with the Chapter 11 cases, no principal or interest payments have been made on certain indebtedness incurred by the Company prior to the petition date of June 22, 2000 ("Prepetition Debt"). Specifically, no principal or interest payments have been made on $424,110,000 of the Multicare Credit Facility, $250,000,000 of senior subordinated notes and $32,490,000 of other indebtedness. Multicare continues to pay interest on an aggregate outstanding balance of $10,047,000 of two secured loans of subsidiaries not party to the Chapter 11 cases.

Secured Debt

                    Multicare Debtor-in-Possession Financing

Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving, on an interim basis, (a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through May 9, 2001, there has been no usage under the Multicare DIP Facility other than standby letters of credit. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. Through May 9, 2001 there were $2,203,000 in letters of credit issued thereunder.

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

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver concerning the minimum EBITDA covenant requirements extended through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). On April 4, 2001, the Bankruptcy Court granted approval for the payment of an amendment fee related thereto.

                            Multicare Credit Facility

Multicare and certain of its subsidiaries are borrowers under a prepetition credit facility totaling $525,000,000 (the "Multicare Credit Facility"). As of March 31, 2001, $424,110,000 was outstanding under the Multicare Credit Facility, which is classified as a liability subject to compromise.

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

                         Mortgage and Other Secured Debt

At March 31, 2001, the Company has $43,498,000 of mortgage and other secured debt consisting principally of secured revenue bonds and secured bank and other mortgaged loans, including loans insured by the Department of Housing and Urban Development. With exception to $10,047,000, the aggregate mortgage and other secured debt is classified as liabilities subject to compromise.

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

6. Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires the costs of start-up activities be expensed as incurred, rather than capitalized and subsequently amortized. The adoption of SOP 98-5 resulted in the write-off of $3,623,000, net of tax, of unamortized start-up costs and is reflected as a cumulative effect of accounting change in the unaudited condensed consolidated statements of operations for the six months ended March 31, 2000.

7.       ElderTrust Transactions

Effective January 31, 2001, Multicare restructured its relationship with ElderTrust, a Maryland healthcare real estate investment trust (the "ElderTrust Transactions"). In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,650,000 in exchange for the outstanding indebtedness. ElderTrust leases the properties back to Multicare under a new ten-year lease with annual rents of $792,000. The net impact of these transactions to the Company was a gain of $2,229,000, which has been deferred over the average term of the lease agreements.

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

We include in inpatient services revenue all room and board charges and ancillary service revenue for the customers of our 95 owned and leased eldercare centers.

Certain Transactions and Events

                     Liquidity and Going Concern Assumption

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company, together with Genesis, will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Bankruptcy cases and circumstances relating to this event, including the Companys's leveraged financial structures, defaults under various loan agreements and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Companies may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a joint plan of reorganization with Genesis could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a joint plan of reorganization. The Companys' ability to continue as a going concern is dependent upon, among other things, confirmation of a joint plan of reorganization with Genesis, future profitable operations, the ability to comply with the terms of the Companys' debtor-in-possession financing agreements and the ability to generate sufficient cash flow.

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

                             ElderTrust Transactions

Effective January 31, 2001, Multicare restructured its relationship with ElderTrust, a Maryland healthcare real estate investment trust. The agreements encompass, among other things, the resolution of mortgages for three properties operated by Multicare. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,650,000 in exchange for the outstanding indebtedness. ElderTrust leases the properties back to Multicare under a new ten-year lease with annual rents of $791,561. The net impact of these transactions to the Company was a gain of $2,229,000, which has been deferred over the average term of the lease agreements.

                             Sale of Ohio Operations

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

The Company's total net revenues for the quarter ended March 31, 2001 were $158,878,000 compared to $163,241,000 for the quarter ended March 31, 2000, a decrease of $4,363,000.

Inpatient service revenue decreased $3,195,000, or 2%, to $156,447,000 from $159,642,000. The decrease can principally be attributed to a decrease in revenue of approximately $14,015,000 resulting from the sale, closure or lease terminations of certain eldercare centers. This decrease is offset by approximately $3,008,000 which is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"), and approximately $7,812,000 is principally attributed to increased payment rates, and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the quarter ended March 31, 2001 was $171 compared to $156 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BBRA on our average Medicare rate per patient day, which increased to $320 for the quarter ended March 31, 2001 compared to $291 for the comparable period in the prior year. The Company's revenue Quality Mix for the quarter ended March 31, 2001 was 53.6% compared to 51.8% for the comparable period in the prior year. Total patient days decreased 103,295 to 917,169 patient days during the quarter ended March 31, 2001 compared to 1,020,464 during the comparable period last year. Of this decrease, 102,035 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 19,567 patient days of two eldercare centers following the P&R Transaction. A decrease of 10,093 patient days compared to the comparable period last year is attributed to one additional calendar day in the March 31, 2000 quarter due to a leap year. The remaining decrease of 10,734 patient days is the result of a decrease in overall occupancy.

Other revenues decreased approximately $1,168,000, or 32%, from $3,599,000 for the comparable period in the prior year to $2,431,000 for the three months ended March 31, 2001. The decrease is attributed to a decline in management fee revenues and revenues of other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $1,348,000 or 1% to $147,915,000 for the quarter ended March 31, 2001 from $146,567,000 for the comparable period in the prior year. Approximately $2,817,000 of this increase is attributed to the consolidation of the operating expenses of two eldercare centers following the P&R Transaction; approximately $968,000 is attributed to increases in the cost of certain self-insured employee health coverage; and approximately $986,000 is attributed to higher bad debt provisions. This net increase is offset by $11,760,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase of approximately $8,337,000, is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The accelerated operating cost growth rate is attributed to continued pressure on wage and benefit related costs. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels.

During the three months ended March 31, 2001, we incurred $3,905,000 of legal, bank, accounting and other costs in connection with our debt restructuring and the Chapter 11 cases, compared to $2,143,000 for the comparable period in the prior year. In addition, we incurred approximately $492,000 of costs associated with exiting certain terminated businesses. The Company expects that such debt restructuring, reorganization costs and other charges will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases.

In April of 2001, the Company sold an operational 121 bed eldercare center for cash consideration of approximately $461,000. The sale resulted in a net loss on sale of approximately $2,310,000 which has been accrued at March 31, 2001.

Depreciation and amortization expense decreased $1,104,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $223,000, of which approximately $671,000 is attributed to the sale, closure or lease terminations of certain eldercare centers. The offsetting increase of approximately $448,000 is primarily attributed to the consolidation of lease expense of two eldercare centers following the P&R Transaction, the conversion of three mortgaged eldercare centers to leases in connection with the ElderTrust Transactions, and scheduled increases in fixed lease rates.

Interest expense decreased $17,593,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the three months ended March 31, 2001 was $17,229,000, leaving $16,188,000 of interest expense unaccrued for the three months ended March 31, 2001 as a result of the Chapter 11 filings. Contractual interest expense for the three months ended March 31, 2001 decreased $1,405,000 when compared to the same period in the prior year due to debt reductions resulting from the Eldertrust Transaction and the Ohio Sale; partially offset by additional net capital and working capital borrowings and an increase in the Company's estimated weighted average borrowing rate prompted by increases in market rates of interest and higher interest rate spreads that would be expected to be charged by the Company's lenders in connection with the Company's worsening financial condition and the Chapter 11 cases.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward tax benefits during the three months ended March 31, 2001, and consequently did not report an income tax benefit for the three months ended March 31, 2001. The Company reported a $5,068,000 tax benefit for the three months ended March 31, 2000.

Equity in net income (loss) of unconsolidated affiliates for the three months ended March 31, 2001 resulted in income of $159,000 compared to a loss of $336,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates, as well as the P&R Transaction.

Six months ended March 31, 2001 compared to six months ended March 31, 2000

The Company's total net revenues for the six months ended March 31, 2001 were $319,274,000 compared to $323,602,000 for the six months ended March 31, 2000, a decrease of $4,328,000.

Inpatient service revenue decreased $2,725,000, or 1%, to $313,890,000 from $316,615,000. The decrease can principally be attributed to a decrease in revenue of approximately $27,763,000 resulting from the sale, closure or lease terminations of certain eldercare centers. This decrease is offset by approximately $6,200,000, which is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"), approximately $18,838,000 is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the six months ended March 31, 2001 was $168 compared to $154 for the comparable period in the prior year.

This increase in the average rate per patient day is principally driven by the effect of the BBRA on our average Medicare rate per patient day, which increased to $322 for the six months ended March 31, 2001 compared to $291 for the comparable period in the prior year. The Company's revenue Quality Mix for the six months ended March 31, 2001 was 54.0% compared to 52.3% for the comparable period in the prior year. Total patient days decreased 182,216 to 1,867,386 patient days during the six months ended March 31, 2001 compared to 2,049,602 during the comparable period last year. Of this decrease, 203,773 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 40,392 patient days of two eldercare centers following the P&R Transaction. A decrease of 10,093 patient days compared to the comparable period last year is attributed to one additional calendar day in the March 31, 2000 quarter due to a leap year. The remaining decrease of 8,742 patient days is the result of a decrease in overall occupancy.

Other revenues decreased approximately $1,603,000 from $6,987,000 for the comparable period in the prior year to $5,384,000 for the six months ended March 31, 2001. The decrease is attributed to net decline in management fee revenues and revenues of other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $5,656,000 or 2% to $295,015,000 for the six months ended March 31, 2001 from $289,359,000 for the comparable period in the prior year. Approximately $5,600,000 of this increase is attributed to the consolidation of the operating expenses of two eldercare centers following the P&R Transaction; approximately $1,700,000 is attributed to increases in the cost of certain self-insured employee health coverage; and approximately $1,900,000 is attributed to higher bad debt provisions. This net increase is offset by $23,500,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase of approximately $19,956,000, is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The accelerated operating cost growth rate is attributed to continued pressure on wage and benefit related costs. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels.

During the six months ended March 31, 2001, we incurred $7,262,000 of legal, bank, accounting and other costs in connection with our debt restructuring and the Chapter 11 cases, compared to $2,143,000 for the comparable period in the prior year. In addition, we incurred approximately $639,000 of costs associated with exiting certain terminated businesses. The Company expects that such debt restructuring, reorganization costs and other charges will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases.

In April of 2001, the Company sold an operational 121 bed eldercare center for cash consideration of approximately $461,000. The sale resulted in a net loss on sale of approximately $2,310,000, which has been accrued at March 31, 2001.

Depreciation and amortization expense decreased $2,134,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $335,000, of which approximately $940,000 is attributed to the sale, closure or lease terminations of certain eldercare centers. The offsetting increase of approximately $605,000 is primarily attributed to the consolidation of lease expense of two eldercare centers following the P&R Transaction, the conversion of three mortgaged eldercare centers to leases in connection with the ElderTrust Transactions, and scheduled increases in fixed lease rates.

Interest expense decreased $34,665,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the six months ended March 31, 2001 was $34,841,000, leaving $32,543,000 of interest expense unaccrued for the six months ended March 31, 2001 as a result of the Chapter 11 filings. Contractual interest expense for the six months ended March 31, 2001 decreased $2,122,000 when compared to the same period in the prior year due to debt reductions resulting from the Eldertrust Transaction and the Ohio Sale; partially offset by additional net capital and working capital borrowings and an increase in the Company's estimated weighted average borrowing rate prompted by increases in market rates of interest and higher interest rate spreads that would be expected to be charged by the Company's lenders in connection with the Company's worsening financial condition and the Chapter 11 cases.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward tax benefits during the six months ended March 31, 2001, and consequently did not report an income tax benefit for the six months ended March 31, 2001. The Company reported a $9,053,000 tax benefit for the six months ended March 31, 2000.

Equity in net income (loss) of unconsolidated affiliates for the six months ended March 31, 2001 resulted in income of $202,000 compared to a loss of $787,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates, as well as the P&R Transaction.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. For the six months ended March 31, 2000, the cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $3,623,000 after tax.

Liquidity and Capital Resources

            Chapter 11 Bankruptcy and Debtor-In-Possession Financing

On June 22, 2000, Multicare and substantially all of its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under Multicare's and such affiliates' various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through May 9, 2001, there has been no usage under the Multicare DIP Facility, other than for standby letters of credit. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. Through May 9, 2001 there were $2,203,000 in letters of credit issued thereunder.

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

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver concerning the minimum EBITDA covenant requirements extended through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). On April 4, 2001, the Bankruptcy Court granted approval for the payment of an amendment fee related thereto.

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

On or about May 14, 2001, the official committee of Multicare unsecured creditors (the "Multicare Creditors' Committee") appointed in the Multicare Chapter 11 cases filed a motion (the "Trustee Motion") with the Bankruptcy Court requesting entry of an order directing the appointment of a trustee in the Multicare cases. By the Trustee Motion, the Multicare Creditors' Committee seeks the appointment of a trustee to, generally, (a) evaluate and negotiate the various contractual and other relationships between Multicare and Genesis and its related entities, (b) evaluate and prosecute claims of Multicare against Genesis, and (c) propose and seek confirmation of a plan of reorganization for Multicare. Alternatively, the Multicare Creditors' Committee has requested in the Trustee Motion that Multicare be directed to engage in a market bid process with respect to its contractual and other relationships with Genesis. Although there can be no assurances as to the outcome of the Trustee Motion, the Company does not believe that the relief requested in the motion is warranted and intends to vigorously oppose such motion in the Bankruptcy Court. A hearing date on the Trustee Motion is presently scheduled to take place on June 6, 2001, although the Company and the Multicare Creditors' Committee have engaged in discussions concerning, among other related matters, an adjournment of the presently scheduled hearing date.

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

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of March 31, 2001 and September 30, 2000 follows (in thousands):

                                                                         March 31,          September 30,
                                                                           2001                 2000
---------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                      $424,110              $424,110
     Senior subordinated notes, net of unamortized discount                249,039               249,039
     Revenue bonds and other indebtedness                                   33,451                53,101
--------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                    $706,600              $726,250
--------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                               27,215                27,215
     Accounts payable and accrued liabilities due to
        Genesis                                                             56,574                56,574
     Accrued interest                                                       28,648                28,737
     Deferred management fee due to Genesis                                 36,335                36,335
--------------------------------------------------------------------------------------------------------
                                                                          $855,372              $875,111
--------------------------------------------------------------------------------------------------------

For the three and six month periods ended March 31, 2001, the company incurred charges of approximately $4,397,000 and $7,901,000, respectively, for debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees, and costs associated with exiting discontinued businesses.

                               General Operations

At March 31, 2001, the Company reported working capital of $78,450,000 as compared to working capital of $68,824,000 at September 30, 2000. Cash flow from operations for the six months ended March 31, 2001 was a source of cash of $7,301,000 compared to a source of cash of $3,583,000 for the six months ended March 31, 2000. For the six months ended March 31, 2001, approximately $4,474,000 of payments were made for debt restructuring and reorganization costs. The Company's days sales outstanding for the three months ended March 31, 2001 decreased 2 days to 58 days from 60 days for the three months ended December 31, 2000. The Company's cash balance at March 31, 2001 was approximately $23,867,000 and is available to fund general working capital needs.

Investing activities for the six months ended March 31, 2001 include approximately $4,043,000 of capital expenditures compared to approximately $4,274,000 for the comparable period of the prior year. Capital expenditures consist primarily of betterments and expansion of eldercare centers. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, the Company expects to continue to incur capital expenditure costs at levels at or above those for the six months ended March 31, 2001 for the foreseeable future.

For the three and six month periods ended March 31, 2001, the company incurred charges of approximately $4,397,000 and $7,901,000, respectively, for debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees, and costs associated with exiting certain terminated businesses.

The Company has prepetition long term debt obligations of approximately $706,600,000 at March 31, 2001, which are classified as liabilities subject to compromise. Due to the failure to make required debt service payments, meet certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on substantially all of the related debt agreements. The automatic stay protection afforded by the Chapter 11 cases prevents any action from being taken with regard to any of the defaults under the prepetition debt agreements.

For the six months ended March 31, 2001, the Company incurred approximately $6,200,000 of lease obligation costs which is expected to increase by approximately $670,000 on an annual basis as a result of certain transactions with ElderTrust previously described under "Certain Transactions and Events".

The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a joint plan of reorganization with Genesis, future profitable operations, the ability to comply with the terms of the Companys' debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances the Companies will be successful in achieving a confirmed joint plan of reorganization, future profitable operations, compliance with the terms of the debtor-in-possession financing arrangements and sufficient cash flows from operations and financing arrangements to meet obligations.

Although management believes that cash flow from operations, coupled with available borrowings under the Multicare DIP Facility, will be sufficient to fund the Company's working capital requirements throughout the bankruptcy proceedings, there can be no assurances that such capital resources will be sufficient to fund operations until such time as the Company is able to propose a joint plan of with Genesis reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court.

                                    Insurance

The Company has experienced an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits have caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. In addition, as a result of the Company's current financial condition it is unable to continue certain self-insured programs and has replaced these programs with outside insurance carriers.

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

The Company provides several health insurance options to its employees. Prior to Fiscal 1999, the Company offered a self-insured 80/20 indemnity plan (the "80/20 Plan") and several fully insured HMO's. In late Fiscal 1999, a new self insured indemnity plan (the "Choice Plan") was developed and became available to all employees in January 2000. The Choice Plan enabled employees to take advantage of much lower co-pays that were competitive with HMO co-pays, while still allowing them to go to any provider in the 80/20 Plan preferred provider organization. In Fiscal 2000, the medical and pharmacy utilization levels under the Choice Plan and the 80/20 Plan were greater than the Company anticipated, resulting in additional health insurance costs of approximately $8,200,000. Effective April 1, 2001, the Choice Plan was eliminated from the Company's benefit program and employee copays for prescriptions will be increased.


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

                     Anticipated Impact of Healthcare Reform

On December 15, 2000 Congress passed the Benefit Improvement and Protection Act of 2000 that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps will be extended through calendar year 2002.

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

              None


        (b) Reports on Form 8-K

              None

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                                       THE MULTICARE COMPANIES, INC.


Date:  May 17, 2001                    /s/ George V. Hager, Jr.
                                       ----------------------------------------
                                       George V. Hager, Jr.
                                       Executive Vice President and Chief
                                       Financial Officer