Form 10-Q
period 2001-06-30
MULTICARE COMPANIES INC
filed 2001-08-14
CIK 890925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                YES [ x ] NO [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Note: On July 13, 2001, the Bankruptcy Court approved the Disclosure Statement for the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, (the "Disclosure Statement"), and directed the Debtors to solicit votes with regard to the approval or rejection of the Debtors' Joint Plan of Reorganization.

                                YES [ x ] NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 9, 2001: 100 shares of common stock

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS......................2


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements.........................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..27

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................28

         Item 2.  Changes in Securities.......................................28

         Item 3.  Defaults Upon Senior Securities.............................28

         Item 4.  Submission of Matters to a Vote of Security Holders.........28

         Item 5.  Other Information...........................................28

         Item 6.  Exhibits and Reports on Form 8-K............................28


SIGNATURES....................................................................29

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

         o any delays or the inability to confirm and consummate our joint plan of reorganization with Genesis;

         o our ability to comply with the provisions of our debtor-in-possession financing;

         o our substantial indebtedness and significant debt service obligations;

         o our default under our debtor-in-possession financing facility, our senior credit agreement and our senior subordinated and other notes;

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

         o the impact of health care rules and regulations, including the Medicare Prospective Payment System ("PPS"), the Balanced Budget Refinement Act ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA"), the Health Insurance Portability and Accountability Act ("HIPAA") and the adoption of any cost containment measures by the federal and state governments;

         o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

         o the occurrence of changes in the mix of payment sources utilized by patients to pay for services;

         o the adoption of any cost containment measures by other third party payors;

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

On June 22, 2000, The Multicare Companies, Inc. and certain of its affiliates ("Multicare") filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Multicare is currently operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults under various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, our joint plan of reorganization if confirmed, will materially change the amounts reported in the accompanying unaudited condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of our joint plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying unaudited condensed consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of our joint plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

On June 22, 2000, Genesis Health Ventures, Inc. and certain of its subsidiaries, a 43.6% owner of Multicare and the Company's manager, also filed for voluntary relief under Chapter 11 of the Bankruptcy Code.

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The Multicare Companies Inc. and Subsidiaries
                             (Debtors-in-Possession)
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                            June 30,               September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              2001                     2000
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                             $    33,853              $    19,636
          Accounts receivable, net of allowance for doubtful accounts                           96,202                  101,953
          Prepaid expenses and other current assets                                             15,428                   16,929
--------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                       145,483                  138,518
--------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                             532,511                  563,445
Other long-term assets                                                                          52,514                   61,924
Goodwill and other intangibles, net                                                            329,830                  337,806
--------------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                           $ 1,060,338              $ 1,101,693
================================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities not subject to compromise:
          Accounts payable and accrued expenses                                            $    53,553              $    69,694
--------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities not subject to compromise                         53,553                   69,694
--------------------------------------------------------------------------------------------------------------------------------

Liabilities subject to compromise                                                              853,730                  875,111
Long-term debt                                                                                   9,920                   10,240
Deferred income taxes                                                                           54,082                   54,082
Due to Genesis Health Ventures, Inc. and other liabilities                                      15,549                    3,901

Shareholders' equity:
          Common stock, par $.01, 100 shares authorized, issued and outstanding                      -                        -
          Additional paid-in capital                                                           733,000                  733,000
          Accumulated deficit                                                                 (659,496)                (644,335)
--------------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                                  73,504                   88,665
--------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                             $ 1,060,338              $ 1,101,693
================================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtors-in-Possession)
            Unaudited Condensed Consolidated Statements of Operations
                                 (in thousands)

                                                                            Three months ended               Nine months ended
                                                                                 June 30,                         June 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                         2001             2000            2001             2000
----------------------------------------------------------------------------------------------------------------------------------
Net revenues:
        Inpatient services                                            $ 158,961        $ 158,787       $ 472,851        $ 475,402
        Other revenue                                                     2,432            3,059           7,816           10,046
----------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                         161,393          161,846         480,667          485,448
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                              148,959          145,770         443,974          435,129
        Debt restructuring, reorganization costs, and other charges       4,348            4,464          12,249            6,607
Loss on sale of eldercare centers                                             -            7,922           2,310            7,922
Depreciation and amortization                                             8,330            9,435          25,251           28,490
Lease expense                                                             3,020            3,227           9,220            9,762
Interest expense (contractual interest for the three and nine months
        ended June 30, 2001 is $15,635 and $50,476, respectively)           755           19,562           3,053           56,525
----------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit, equity in
   net income (loss) of unconsolidated affiliates and
   cumulative effect of accounting change                                (4,019)         (28,534)        (15,390)         (58,987)
Income tax benefit                                                            -           (9,325)              -          (18,378)
----------------------------------------------------------------------------------------------------------------------------------
Loss before equity in net income (loss) of unconsolidated
    affiliates and cumulative effect of accounting change                (4,019)         (19,209)        (15,390)         (40,609)
Equity in net income (loss) of unconsolidated affiliates                     27             (444)            229           (1,231)
----------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change                       (3,992)         (19,653)        (15,161)         (41,840)
Cumulative effect of accounting change                                        -                -               -           (3,623)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                              $  (3,992)       $ (19,653)      $ (15,161)       $ (45,463)
==================================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtors-in-Possession)
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                       Nine months ended
                                                                                                           June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------------------------
      Cash flows from operating activities:
             Net loss                                                                            $ (15,161)         $ (45,463)
             Net charges included in operations not requiring funds                                 55,675             21,656
             Changes in current assets and liabilities:
                     Accounts receivable                                                              (354)             4,245
                     Accounts payable and accrued expenses                                         (20,623)            32,998
                     Other, net                                                                      1,251                528
------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities before debt
                     restructuring and reorganization costs                                         20,788             13,964
------------------------------------------------------------------------------------------------------------------------------
             Cash paid for debt restructuring and reorganization costs                              (6,590)                 -
------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                              14,198             13,964
------------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Capital expenditures                                                                   (6,872)            (6,777)
             Proceeds from the sale of eldercare centers                                                 -             33,000
             Other assets and liabilities, net                                                       7,314              7,574
------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by investing activities                                                 442             33,797
------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings under working capital revolving
                 credit facilities and other debt                                                        -             17,534
             Repayments of long-term debt                                                             (423)           (56,833)
------------------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                                                    (423)           (39,299)
------------------------------------------------------------------------------------------------------------------------------

      Net increase in cash and equivalents                                                          14,217              8,462
      Cash and equivalents
             Beginning of period                                                                    19,636              3,967
------------------------------------------------------------------------------------------------------------------------------
             End of period                                                                       $  33,853          $  12,429
==============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 The Multicare Companies, Inc. and Subsidiaries
                             (Debtors-In-Possession)
         Notes to Unaudited Condensed Consolidated Financial Statements

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and, subsequent to the Petition Date (later defined), all adjustments pursuant to the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the periods presented. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Voluntary Petition for Relief Under Chapter 11 of the United States Bankruptcy Code

General.

On June 22, 2000 (the "Petition Date"), Multicare and certain of its affiliates (the "Multicare Debtors" or the "Debtors") filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). The Company is currently operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults of various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern.

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

Except for relief that might otherwise be granted by the Bankruptcy Court overseeing the Chapter 11 cases, and further subject to certain statutory exceptions, the automatic stay protection afforded by Chapter 11 of the Bankruptcy Code cases prevents any creditor or other third party from taking any action in connection with any defaults under prepetition debt obligations or agreements of the Company and those of its subsidiaries or affiliates which are debtors in the Chapter 11 cases.

Plan of Reorganization.

On July 13, 2001, the Bankruptcy Court approved the Disclosure Statement for the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, (the "Disclosure Statement"), and authorized the Debtors to solicit votes with regard to the approval or rejection of the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated July 6, 2001 (as amended or as may be amended, the "Plan"). The Bankruptcy Court has established July 6, 2001 as the record date for determining parties entitled to vote on the Plan and has approved the voting, balloting and solicitation procedures for the Plan. Also, the Bankruptcy Court established procedures for objecting to the confirmation of the Plan and scheduled a confirmation hearing for the Plan for August 28, 2001 (the "Confirmation Hearing").

The Plan calls for the merger of Genesis and Multicare under the Genesis banner, and is supported by both Genesis and Multicare senior bank lenders and the official statutory committees of unsecured creditors in both the Genesis Debtors' cases and Multicare Debtors' cases. The Plan provides for the issuance of new notes and new common and preferred stock by Genesis. Approximately 93 percent of the new common stock will be issued to the Genesis and Multicare senior secured creditors and approximately seven percent of the new common stock to the Genesis and Multicare unsecured creditors. Genesis unsecured creditors will also receive warrants to purchase up to approximately seven percent of the new common stock and Multicare unsecured creditors will receive warrants to purchase up to approximately four percent of the new common stock. Existing holders of Genesis preferred stock, and Genesis and Multicare common stock will not receive any distribution under the Plan.

The Plan is based on extensive negotiations with the holders of the largest claims against the Debtors. The Debtors believe that approval of the Plan is their best chance for emerging from Chapter 11 and returning their businesses to profitability. The confirmation and consummation of the Plan are subject to a number of material conditions including, without limitation, the receipt of the requisite acceptances from various creditor classes to confirm the Plan and the Bankruptcy Court's determination that the Plan satisfies the statutory requirements for confirmation under the Bankruptcy Code. Despite the support of the official statutory committees of both Genesis and Multicare, GMS Group LLC ("GMS"), a member of the official statutory committee of the Genesis unsecured creditors for the Genesis Debtors and, together with its customers, the purported holder of approximately $172,000,000 of Genesis senior subordinated notes is urging all general unsecured creditors to vote against the Plan on the basis that it is not fair and equitable to junior classes of claims. The Debtors believe that GMS's contentions are without merit. The deadline to file objections to the Plan is August 17, 2001. The Court will consider any objections to the Plan at the Confirmation Hearing scheduled for August 28, 2001. There can be no assurances that the Plan as submitted will be confirmed or consummated.

In the event the Plan is confirmed, continuation of the business thereafter is dependent on our ability to achieve successful future operations.

Debtor-in-possession financing.

The Bankruptcy Court approved, on a final basis, borrowings of up to $50,000,000 in respect of the Multicare debtor-in-possession financing facility (the "Multicare DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Multicare Debtors intended to utilize the Multicare DIP Facility and existing cash flows to fund ongoing operations during the Chapter 11 cases. As of June 30, 2001, no borrowings were outstanding under the Multicare DIP Facility, with the exception of letter of credit borrowings of $1,479,000, thereunder.

Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

Exit financing facility.

Genesis and Multicare have contemplated and are planning for emergence from bankruptcy. The Plan requires that certain administrative claims and any amounts outstanding under the Genesis DIP Facility and the Multicare DIP Facility be paid on the effective date of such emergence. In addition, the reorganized Genesis will require both working capital financing and financing for its potential acquisitions. On June 21, 2001, Genesis and Multicare filed a motion with and received authorization from the Bankruptcy Court to (1) enter into an exit financing facility commitment letter and certain fee letters with a syndicate of lenders, and (2) make payments for fees and expenses related thereto. The exit financing of $415,000,000 will consist of the following facilities: (1) a $125,000,000 revolving line of credit; (2) a $235,000,000 term loan; and (3) a $55,000,000 delayed draw term loan, (collectively the "Exit Financing Facility"). The Exit Financing Facility will bear interest at a variable base rate plus a margin or LIBOR plus a margin.

Other.

On or about May 14, 2001, the official committee of Multicare unsecured creditors (the "Multicare Creditors' Committee") appointed in the Multicare Chapter 11 cases filed a motion (the "Trustee Motion") with the Bankruptcy Court requesting entry of an order directing the appointment of a trustee in the Multicare cases. The Debtors and the Multicare Creditors' Committee reached an agreement concerning the terms of the plan and, as part of the agreement, the Multicare Creditors' Committee withdrew the Trustee Motion.


Liabilities subject to compromise.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of June 30, 2001 and September 30, 2000 follows (in thousands):

                                                                         June 30,           September 30,
                                                                           2001                 2000
---------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                      $424,110              $424,110
     Senior subordinated notes, net of unamortized discount                249,039               249,039
     Revenue bonds and other indebtedness                                   31,167                53,101
---------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                    $704,316              $726,250
---------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                               27,215                27,215
     Accounts payable and accrued liabilities
        due to Genesis                                                      56,574                56,574
     Accrued interest                                                       29,290                28,737
     Deferred management fee due to Genesis                                 36,335                36,335
---------------------------------------------------------------------------------------------------------
                                                                          $853,730              $875,111
---------------------------------------------------------------------------------------------------------

Genesis has managed Multicare pursuant to certain management services agreements since 1997. Those agreements were negotiated with the majority owners of Multicare at that time. As of the Petition Date, approximately $36,000,000 in deferred fees under the management services agreements, and approximately $57,000,000 on account of pharmacy, rehabilitation, and other ancillary services provided by Genesis to the Multicare Debtors remained outstanding. Following the Petition Date, the Multicare Debtors reviewed and evaluated these claims and their defenses thereto, as well as certain claims that the Multicare Debtors may have against the Genesis Debtors. After consideration of the merits of the claims between the Multicare Debtors and Genesis, and after a series of settlement discussions and negotiations between the parties, a settlement agreement (the "Genesis/Multicare Settlement") was reached whereby each side shall set off their claims against one another and waive and release any and all claims against one another that they may have. The Company will seek approval of the Genesis/Multicare Settlement in connection with confirmation of the Plan.

For the three and nine month periods ended June 30, 2001, the Company incurred charges of approximately $4,348,000 and $12,249,000, respectively, for debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees, and costs associated with exiting certain terminated businesses. For the three and nine month periods ended June 30, 2000, the Company incurred debt restructuring and reorganization costs of $4,464,000 and $6,607,000, respectively.

3.       Certain Significant Risks and Uncertainties

                                  Going Concern

In connection with the Chapter 11 cases, the Company, together with Genesis, expects that the Plan will be approved by their creditors and confirmed by the Bankruptcy Court overseeing the Companies' Chapter 11 cases. In the event the Plan is accepted, continuation of the business thereafter is dependent on our ability to achieve successful future operations. The Companies' ability to continue as a going concern is dependent upon, among other things, confirmation of the Plan, future profitable operations, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances the Companies will be successful in achieving a confirmed joint plan of reorganization, future profitable operations, and sufficient cash flows from operations and financing arrangements to meet obligations.

Multicare discontinued paying interest on virtually all of its prepetition long term debt obligations following the Petition Date, which has, in part, resulted in Multicare's ability to fund capital and working capital needs through operations without borrowing under the Multicare DIP Facility.

Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by the Centers for Medicare and Medicaid Services ("CMS"), formerly the Health Care Financing Administration ("HCFA"), the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the Resource Utilization Groups ("RUGs") case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

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

4.       Long Term Debt

Long-term debt at June 30, 2001 and September 30, 2000 consists of the following (in thousands):

                                                                                 June 30,      September 30,
                                                                                   2001            2000
-----------------------------------------------------------------------------------------------------------
Secured debt
     Multicare Credit Facility                                                 $   424,110     $   424,110
     Mortgage and other secured debt, including unamortized
      debt premium                                                                  41,087          63,341
-----------------------------------------------------------------------------------------------------------
        Total secured debt                                                         465,197         487,451
Unsecured debt
     Senior subordinated notes, net of unamortized debt discount                   249,039         249,039
-----------------------------------------------------------------------------------------------------------
        Total unsecured debt                                                       249,039         249,039

Total Debt                                                                         714,236         736,490
Less:
     Long term debt subject to compromise                                         (704,316)       (726,250)
-----------------------------------------------------------------------------------------------------------
Long-term debt                                                                  $    9,920      $   10,240
-----------------------------------------------------------------------------------------------------------

In connection with the Chapter 11 cases, no principal or interest payments have been made on certain indebtedness incurred by the Company prior to the petition date of June 22, 2000 ("Prepetition Debt"). Specifically, no principal or interest payments have been made on $424,110,000 of the Multicare Credit Facility, $250,000,000 of senior subordinated notes and $31,167,000 of other indebtedness. Multicare continues to pay interest on an aggregate outstanding balance of $9,920,000 of two secured loans of subsidiaries not party to the Chapter 11 cases.

Secured Debt.

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

Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

                            Multicare Credit Facility

Multicare and certain of its subsidiaries are borrowers under a prepetition credit facility totaling $525,000,000 (the "Multicare Credit Facility"). As of June 30, 2001, $424,110,000 was outstanding under the Multicare Credit Facility, which is classified as a liability subject to compromise.

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

                         Mortgage and Other Secured Debt

At June 30, 2001, the Company has $41,087,000 of mortgage and other secured debt consisting principally of secured revenue bonds and secured bank and other mortgaged loans, including loans insured by the Department of Housing and Urban Development. With the exception of $9,920,000, the aggregate mortgage and other secured debt is classified as liabilities subject to compromise.

Unsecured Debt.

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

6.       Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires the costs of start-up activities be expensed as incurred, rather than capitalized and subsequently amortized. The adoption of SOP 98-5 resulted in the write-off of $3,623,000, net of tax, of unamortized start-up costs and is reflected as a cumulative effect of accounting change in the unaudited condensed consolidated statements of operations for the nine months ended June 30, 2000.


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

We include in inpatient services revenue all room and board charges and ancillary service revenue for the customers of our 91 owned and leased eldercare centers.

Certain Transactions and Events

                     Liquidity and Going Concern Assumption

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure, losses from operations and defaults under various loan agreements, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a confirmed plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a confirmed plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash flow from operations and financing arrangements to meet obligations.

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

On July 13, 2001, the Bankruptcy Court approved the Disclosure Statement for the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, (the "Disclosure Statement"), and authorized the Debtors to solicit votes with regard to the approval or rejection of the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated July 6, 2001 (as amended or as may be amended, the "Plan"). The Bankruptcy Court has established July 6, 2001 as the record date for determining parties entitled to vote on the Plan and has approved the voting, balloting and solicitation procedures for the Plan. Also, the Bankruptcy Court established procedures for objecting to the confirmation of the Plan and scheduled a confirmation hearing for the Plan for August 28, 2001 (the "Confirmation Hearing").

The Plan calls for the merger of Genesis and Multicare under the Genesis banner, and is supported by both Genesis and Multicare senior bank lenders and the official statutory committees of unsecured creditors in both the Genesis Debtors' cases and Multicare Debtors' cases. The Plan provides for the issuance of new notes and new common and preferred stock by Genesis. Approximately 93 percent of the new common stock will be issued to the Genesis and Multicare senior secured creditors and approximately seven percent of the new common stock to the Genesis and Multicare unsecured creditors. Genesis unsecured creditors will also receive warrants to purchase up to approximately seven percent of the new common stock and Multicare unsecured creditors will receive warrants to purchase up to approximately four percent of the new common stock. Existing holders of Genesis preferred stock, and Genesis and Multicare common stock will not receive any distribution under the Plan.

The Plan is based on extensive negotiations with the holders of the largest claims against the Debtors. The Debtors believe that approval of the Plan is their best chance for emerging from Chapter 11 and returning their businesses to profitability. The confirmation and consummation of the Plan are subject to a number of material conditions including, without limitation, the receipt of the requisite acceptances from various creditor classes to confirm the Plan and the Bankruptcy Court's determination that the Plan satisfies the statutory requirements for confirmation under the Bankruptcy Code. Despite the support of the official statutory committees of both Genesis and Multicare, GMS Group LLC ("GMS"), a member of the official statutory committee of the Genesis unsecured creditors for the Genesis Debtors and, together with its customers, the purported holder of approximately $172,000,000 of Genesis senior subordinated notes is urging all general unsecured creditors to vote against the Plan on the basis that it is not fair and equitable to junior classes of claims. The Debtors believe that GMS's contentions are without merit. The deadline to file objections to the Plan is August 17, 2001. The Court will consider any objections to the Plan at the Confirmation Hearing scheduled for August 28, 2001. There can be no assurances that the Plan as submitted will be confirmed or consummated.

In the event the Plan is confirmed, continuation of the business thereafter is dependent on our ability to achieve successful future operations.

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

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

The Company's total net revenues for the quarter ended June 30, 2001 were $161,393,000 compared to $161,846,000 for the quarter ended June 30, 2000, a decrease of $453,000.

Inpatient service revenue increased $174,000, or less than 1%, to $158,961,000 from $158,787,000. The increase is principally attributed to approximately $8,615,000 from increased payment rates, and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the quarter ended June 30, 2001 was $174 compared to $160 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BIPA on our average Medicare rate per patient day, which increased to $342 for the quarter ended June 30, 2001 compared to $300 for the comparable period in the prior year. The Company's revenue Quality Mix for the quarter ended June 30, 2001 was 54.8% compared to 53.3% for the comparable period in the prior year. In addition, approximately $2,824,000 of the increase is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"). This increase is offset by a decrease in revenue of approximately $11,265,000 resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 79,796 to 910,997 patient days during the quarter ended June 30, 2001 compared to 990,793 during the comparable period last year. Of this decrease, 79,484 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 18,728 patient days of two eldercare centers following the P&R Transaction. The remaining decrease of 19,040 patient days is the result of a decline in overall occupancy.

Other revenues decreased approximately $626,000, or 20%, from $3,059,000 for the comparable period in the prior year to $2,432,000 for the three months ended June 30, 2001. The decrease is attributed to a decline in management fee revenues and revenues of other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $3,189,000 or 2% to $148,959,000 for the quarter ended June 30, 2001 from $145,770,000 for the comparable period in the prior year. Approximately $2,869,000 of this increase is attributed to the consolidation of the operating expenses of two eldercare centers following the P&R Transaction; approximately $787,000 is attributed to increases in the cost of certain self-insured employee health coverage; and approximately $225,000 is attributed to higher bad debt provisions. This net increase is offset by $9,559,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase of approximately $8,867,000, is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The operating cost growth is attributed to continued pressure on wage and benefit related costs. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels.

During the three months ended June 30, 2001, we incurred $2,953,000 of legal, bank, accounting and other costs in connection with our debt restructuring and the Chapter 11 cases, compared to $4,464,000 for the comparable period in the prior year. In addition, we incurred approximately $1,395,000 of costs associated with exiting certain terminated businesses. The Company expects that such debt restructuring, reorganization costs and other charges will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases.

Effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000 for the quarter ended June 30, 2000.

Depreciation and amortization expense decreased $1,105,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $207,000, of which approximately $635,000 is attributed to the sale, closure or lease terminations of certain eldercare centers. The offsetting increase of approximately $428,000 is primarily attributed to the consolidation of lease expense of two eldercare centers following the P&R Transaction, the conversion of three mortgaged eldercare centers to leases in connection with the ElderTrust Transactions, and scheduled increases in fixed lease rates.

Interest expense decreased $18,807,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the three months ended June 30, 2001 was $15,635,000, leaving $14,880,000 of interest expense unaccrued for that period as a result of the Chapter 11 filings. Contractual interest expense for the three months ended June 30, 2001 decreased $3,927,000 when compared to $19,562,000 for the same period in the prior year due to debt reductions resulting from the ElderTrust Transactions and the Sale of Ohio Operations; a decrease in the Company's estimated weighted average borrowing rate; and partially offset by additional net capital and working capital borrowings.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward tax benefits during the three months ended June 30, 2001, and consequently did not report an income tax benefit for the three months ended June 30, 2001. The Company reported a $9,325,000 tax benefit for the three months ended June 30, 2000.

Equity in net income (loss) of unconsolidated affiliates for the three months ended June 30, 2001 resulted in income of $27,000 compared to a loss of $444,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates, as well as the P&R Transaction.

Nine months ended June 30, 2001 compared to nine months ended June 30, 2000

The Company's total net revenues for the nine months ended June 30, 2001 were $480,667,000 compared to $485,448,000 for the nine months ended June 30, 2000, a decrease of $4,781,000.

Inpatient service revenue decreased $2,551,000, or 1%, to $472,851,000 from $475,402,000. The decrease can principally be attributed to a decrease in revenue of approximately $39,028,000 resulting from the sale, closure or lease terminations of certain eldercare centers. This decrease is offset by approximately $8,922,000, which is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"), approximately $27,555,000 is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the nine months ended June 30, 2001 was $170 compared to $156 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BBRA and BIPA on our average Medicare rate per patient day, which increased to $329 for the nine months ended June 30, 2001 compared to $295 for the comparable period in the prior year. The Company's revenue Quality Mix for the nine months ended June 30, 2001 was 54.0% compared to 52.3% for the comparable period in the prior year. Total patient days decreased 262,012 to 2,778,383 patient days during the nine months ended June 30, 2001 compared to 3,040,395 during the comparable period last year. Of this decrease, 283,257 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 59,120 patient days of two eldercare centers following the P&R Transaction. A decrease of 10,093 patient days compared to the comparable period last year is attributed to one additional calendar day in the June 30, 2000 period due to a leap year. The remaining decrease of 27,782 patient days is the result of a decline in overall occupancy.

Other revenues decreased approximately $2,230,000 from $10,046,000 for the comparable period in the prior year to $7,816,000 for the nine months ended June 30, 2001. The decrease is attributed to a decline in management fee revenues and revenues of other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $8,845,000 or 2% to $443,974,000 for the nine months ended June 30, 2001 from $435,129,000 for the comparable period in the prior year. Approximately $8,464,000 of this increase is attributed to the consolidation of the operating expenses of two eldercare centers following the P&R Transaction; approximately $2,497,000 is attributed to increases in the cost of certain self-insured employee health coverage; and approximately $2,139,000 is attributed to higher bad debt provisions. This net increase is offset by $33,041,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase of approximately $28,786,000, is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The operating cost growth is attributed to continued pressure on wage and benefit related costs. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels.

During the nine months ended June 30, 2001, we incurred $9,283,000 of legal, bank, accounting and other costs in connection with our debt restructuring and the Chapter 11 cases, compared to $6,607,000 for the comparable period in the prior year. In addition, we incurred approximately $2,035,000 of costs associated with exiting certain terminated businesses and approximately $931,000 pertaining to certain bankruptcy related salary and benefit related costs for the nine months ended June 30, 2001. The Company expects that such debt restructuring, reorganization costs and other charges will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases.

In April of 2001, the Company sold an operational 121 bed eldercare center for cash consideration of approximately $461,000. The sale resulted in a net loss on sale of approximately $2,310,000 for the nine months ended June 30, 2001. Effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000 for the nine months ended June 30, 2000.

Depreciation and amortization expense decreased $3,239,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $542,000, of which approximately $1,575,000 is attributed to the sale, closure or lease terminations of certain eldercare centers. The offsetting increase of approximately $1,033,000 is primarily attributed to the consolidation of lease expense of two eldercare centers following the P&R Transaction, the conversion of three mortgaged eldercare centers to leases in connection with the ElderTrust Transactions, and scheduled increases in fixed lease rates.

Interest expense decreased $53,472,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the nine months ended June 30, 2001 was $50,476,000, leaving $47,423,000 of interest expense unaccrued for that period as a result of the Chapter 11 filings. Contractual interest expense for the nine months ended June 30, 2001 decreased $6,049,000 when compared to $56,525,000 for the same period in the prior year due to debt reductions resulting from the ElderTrust Transactions and the Sale of Ohio Operations; a decrease in the Company's estimated weighted average borrowing rate; and partially offset by additional net capital and working capital borrowings.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward tax benefits during the nine months ended June 30, 2001, and consequently did not report an income tax benefit for the nine months ended June 30, 2001. The Company reported a $18,378,000 tax benefit for the nine months ended June 30, 2000.

Equity in net income (loss) of unconsolidated affiliates for the nine months ended June 30, 2001 resulted in income of $229,000 compared to a loss of $1,231,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates, as well as the P&R Transaction.

Effective October 1, 1999, Multicare adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. For the nine months ended June 30, 2000, the cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $3,623,000 after tax.

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

Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

Under the Bankruptcy Code, actions to collect prepetition indebtedness are enjoined and other contractual obligations generally may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain prepetition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the prepetition claims of certain critical vendors and patients. All other unsecured prepetition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

On or about May 14, 2001, the official committee of Multicare unsecured creditors (the "Multicare Creditors' Committee") appointed in the Multicare Chapter 11 cases filed a motion (the "Trustee Motion") with the Bankruptcy Court requesting entry of an order directing the appointment of a trustee in the Multicare cases. The Debtors and the Multicare Creditors' Committee reached an agreement concerning the terms of the plan and, as part of the agreement, the Multicare Creditors' Committee withdrew the Trustee Motion.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of June 30, 2001 and September 30, 2000 follows (in thousands):

                                                                          June 30,           September 30,
                                                                            2001                 2000
---------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                      $424,110              $424,110
     Senior subordinated notes, net of unamortized discount                249,039               249,039
     Revenue bonds and other indebtedness                                   31,167                53,101
---------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                    $704,316              $726,250
---------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                               27,215                27,215
     Accounts payable and accrued liabilities due to
        Genesis                                                             56,574                56,574
     Accrued interest                                                       29,290                28,737
     Deferred management fee due to Genesis                                 36,335                36,335
---------------------------------------------------------------------------------------------------------
                                                                          $853,730              $875,111
---------------------------------------------------------------------------------------------------------

Genesis has managed Multicare pursuant to certain management services agreements since 1997. Those agreements were negotiated with the majority owners of Multicare at that time. As of the Petition Date, approximately $36,000,000 in deferred fees under the management services agreements, and approximately $57,000,000 on account of pharmacy, rehabilitation, and other ancillary services provided by Genesis to the Multicare Debtors remained outstanding. Following the Petition Date, the Multicare Debtors reviewed and evaluated these claims and their defenses thereto, as well as certain claims that the Multicare Debtors may have against the Genesis Debtors. After consideration of the merits of the claims between the Multicare Debtors and Genesis, and after a series of settlement discussions and negotiations between the parties, a settlement agreement (the "Genesis/Multicare Settlement") was reached whereby each side shall set off their claims against one another and waive and release any and all claims against one another that they may have. The Company will seek approval of the Genesis/Multicare Settlement in connection with confirmation of the Plan.

For the three and nine month periods ended June 30, 2001, the Company incurred charges of approximately $4,348,000 and $12,249,000, respectively, for debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees, and costs associated with exiting certain terminated businesses. For the three and nine month periods ended June 30, 2000, the Company incurred debt restructuring and reorganization costs of $4,464,000 and $6,607,000, respectively.

                               General Operations

At June 30, 2001, the Company reported working capital of $91,930,000 as compared to working capital of $68,824,000 at September 30, 2000. Cash flow from operations for the nine months ended June 30, 2001 was a source of cash of $14,198,000 compared to a source of cash of $13,964,000 for the nine months ended June 30, 2000. For the nine months ended June 30, 2001, approximately $6,590,000 of payments were made for debt restructuring and reorganization costs. The Company's days sales outstanding for the three months ended June 30, 2001 decreased 1 day to 57 days from 58 days for the three months ended March 31, 2001. The Company's cash balance at June 30, 2001 was approximately $33,853,000 and is available to fund general working capital needs.

Investing activities for the nine months ended June 30, 2001 include approximately $6,872,000 of capital expenditures compared to approximately $6,777,000 for the comparable period of the prior year. Capital expenditures consist primarily of betterments and expansion of eldercare centers. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, the Company expects to continue to incur capital expenditure costs at levels at or above those for the nine months ended June 30, 2001 for the foreseeable future.

For the three and nine month periods ended June 30, 2001, the Company incurred charges of approximately $4,348,000 and $12,249,000, respectively, for debt restructuring and reorganization costs consisting of legal, accounting, bank and consulting fees, and costs associated with exiting certain terminated businesses.

The Company has prepetition long term debt obligations of approximately $704,316,000 at June 30, 2001, which are classified as liabilities subject to compromise. Due to the failure to make required debt service payments, meet certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on substantially all of the related debt agreements. The automatic stay protection afforded by the Chapter 11 cases prevents any action from being taken with regard to any of the defaults under the prepetition debt agreements.

For the nine months ended June 30, 2001, the Company incurred approximately $9,200,000 of lease obligation costs which is expected to increase by approximately $470,000 on an annual basis as a result of certain transactions with ElderTrust previously described under "Certain Transactions and Events".

The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a joint plan of reorganization with Genesis, future profitable operations, and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances the Companies will be successful in achieving a confirmed joint plan of reorganization, future profitable operations, and sufficient cash flows from operations and financing arrangements to meet obligations.

Although management believes that cash flow from operations, will be sufficient to fund the Company's working capital requirements throughout the bankruptcy proceedings, there can be no assurances that such capital resources will be sufficient to fund operations until such time as the Company is able to achieve a joint plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court.

Genesis and Multicare have contemplated and are planning for emergence from bankruptcy. The Plan requires that certain administrative claims and any amounts outstanding under the Genesis DIP Facility and the Multicare DIP Facility be paid on the effective date of such emergence. In addition, the reorganized Genesis will require both working capital financing and financing for its potential acquisitions. On June 21, 2001, Genesis and Multicare filed a motion with and received authorization from the Bankruptcy Court to (1) enter into an exit financing facility commitment letter and certain fee letters with a syndicate of lenders, and (2) make payments for fees and expenses related thereto. The exit financing of $415,000,000 will consist of the following facilities: (1) a $125,000,000 revolving line of credit; (2) a $235,000,000 term loan; and (3) a $55,000,000 delayed draw term loan, (collectively the "Exit Financing Facility"). The Exit Financing Facility will bear interest at a variable base rate plus a margin or LIBOR plus a margin.

                                    Insurance

The Company continues to experience an adverse effect on operating cash flow due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits have caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased.

Prior to June 1, 2000, the Company purchased general and professional liability insurance coverage ("GL/PL") from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, the Company purchased GL/PL coverage from a commercial insurer subject to a per claim retention. As of June 1, 2001, the self insured retention increased from $500,000 per claim to $750,000 for all states except in Florida, where the retention remains $2,500,000 per claim. On an annual basis, the cost of insurance has remained relatively unchanged for the policy year ending June 1, 2002 as compared to the policy year ended June 1, 2001.

The Company provides several health insurance options to its employees. Prior to Fiscal 1999, the Company offered a self-insured 80/20 indemnity plan (the "80/20 Plan") and several fully insured HMO's. In late Fiscal 1999, a new self insured indemnity plan (the "Choice Plan") was developed and became available to all employees in January 2000. The Choice Plan enabled employees to take advantage of much lower co-pays that were competitive with HMO co-pays, while still allowing them to go to any provider in the 80/20 Plan preferred provider organization. In Fiscal 2000, the medical and pharmacy utilization levels under the Choice Plan and the 80/20 Plan were greater than the Company anticipated, resulting in additional health insurance costs of approximately $8,200,000. Effective April 1, 2001, the Choice Plan was eliminated from the Company's benefit program and employee copays for prescriptions were increased.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by the Centers for Medicare and Medicaid Services ("CMS"), formerly the Health Care Financing Administration ("HCFA"), the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

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

                        Legislative and Regulatory Issues

Legislative and regulatory action, including but not limited to the 1997 Balanced Budget Act, the Balanced Budget Refinement Act and the Benefits Improvement Protection Act of 2000 has resulted in continuing changes in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

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

The Company faces additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires for the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services will adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, the Company believes that implementation of this law will result in significant costs. The Company has approximately two years to comply with the regulation. The Company has established a HIPAA task force consisting of both clinical and information services professionals focused on HIPAA compliance. The Company has estimated the cost over the next twelve months to be approximately $765,000 and has not yet quantified the cost to future periods.

On December 15, 2000, Congress passed the Benefit Improvement and Protection Act of 2000 that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. Final fiscal year 2002 rules for skilled nursing facilities under PPS were issued July 31, 2001. The final rules were in line with expectations.

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

                  Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           2.1(1) Amended Disclosure Statement for Debtors' Joint Plan of Reorganization dated July 6, 2001.

                           2.2(1)  Amended Debtors' Joint Plan of
                                   Reorganization under Chapter 11 of the
                                   Bankruptcy Code dated July 6, 2001.

                           (1) Incorporated by reference to Genesis Health Ventures, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001.




         (b)      Reports on Form 8-K

                           On June 19, 2001 the Company filed a Report on Form 8-K reporting that Genesis Health Ventures, Inc. and The Multicare Companies, Inc. filed a joint plan of reorganization in the U.S. Bankruptcy Court for the District of Delaware on June 5, 2001. The Report on Form 8-K does not include financial statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                               THE MULTICARE COMPANIES, INC.


Date:  August 14, 2001          /s/ James V. McKeon
                               ------------------------------------
                               James V. McKeon
                               Senior Vice President and Corporate Controller